Form 10-Q
period 1994-01-31
BRE PROPERTIES INC
filed 1994-03-09
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1994
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number 0-5305

                              BRE PROPERTIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                94-1722214
     ----------------------------------------            ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          One Montgomery Street
          Telesis Tower
          Suite 2500
          San Francisco, CA                                     94104
     -----------------------------------------           ------------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number,
     including area code                                   (415) 445-6530
                                                         ------------------

                                  Inapplicable
     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X .                    No    .
                        ---                        ---

     Number of shares of Class A common stock
          outstanding as of January 31, 1994                 10,916,483
                                                         ------------------

          This report consists of 16 pages.
          The Exhibit Index is located on page 14.

PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
BRE PROPERTIES, INC.


- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

BALANCE SHEETS (Dollar amounts in thousands, except share data)
- --------------------------------------------------------------------------------------

                                                      January 31, 1994   July 31, 1993
                                                        (unaudited)
                                                      ----------------   -------------
ASSETS
Equity investments in real estate                          $ 309,474        $ 282,012
  Less: Accumulated depreciation and amortization            (40,800)         (37,563)
                                                            ---------       ---------
                                                              268,674         244,449
Investments in limited partnerships                             1,128           2,122
                                                            ---------       ---------
    Real estate portfolio                                     269,802         246,571
Mortgage loans                                                  4,660           4,836
Allowance for possible losses                                 (1,000)          (1,000)
                                                            ---------       ---------
                                                              273,462         250,407

Cash and short-term investments                                16,837          45,109
Other assets                                                    5,141           4,416
                                                            ---------       ---------
    Total assets                                            $ 295,440       $ 299,932
                                                            ---------       ---------
                                                            ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                      $   3,170       $   3,988
Mortgage loans payable                                         45,365          46,692
                                                            ---------       ---------
    Total debt                                                 45,365          46,692
                                                            ---------       ---------
    Total liabilities                                          48,535          50,680
                                                            ---------       ---------

Shareholders' equity
Class A common stock, $.01 par value, issued and
  outstanding 10,916,483 at January 31, 1994 and
  10,912,399 at July 31, 1993                                     109             109
Additional paid-in capital                                    211,340         211,212
Undistributed net realized gain on sales of properties         35,456          37,931
                                                            ---------       ---------
    Total shareholders' equity                                246,905         249,252
                                                            ---------       ---------
    Total liabilities and shareholders' equity              $ 295,440       $ 299,932
                                                            ---------       ---------
                                                            ---------       ---------

See notes to financial statements.


BRE PROPERTIES, INC.
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands, except per share data)
- -------------------------------------------------------------------------------------------------------

                                                           For the Three               For the Six
                                                            Months Ended               Months Ended
                                                             January 31,                January 31,
                                                       ---------------------       --------------------
                                                          1994          1993          1994         1993
                                                          ----          ----          ----         ----
REVENUE
Rental income                                          $12,779       $10,210       $24,911      $19,789
Interest on short-term investments                         129            56           404          135
Interest income on mortgage loans                          129           139           260          278
Income from limited partnerships                           149           144           254          245
Other income                                                99            44           196           76
                                                       -------       -------       -------      -------
               Total revenue                            13,285        10,593        26,025       20,523
                                                       -------       -------       -------      -------
EXPENSES
Operating expenses of equity investments                 4,386         2,859         8,637        5,931
Provision for depreciation and amortization              1,663         1,274         3,236        2,497
Interest expense                                           950         1,633         1,957        3,167
General and administrative                                 807           757         1,724        1,572
                                                       -------       -------       -------      -------
               Total expenses                            7,806         6,523        15,554       13,167
                                                       -------       -------       -------      -------
Income before gain on sales of investments               5,479         4,070        10,471        7,356
Gain on sales of investments                               169        10,375           169       10,572
   Less:  Related advisory fee                             (16)       (1,037)          (16)      (1,057)
                                                       -------       -------       -------      -------
   Net gain on sales of investments                        153         9,338           153        9,515
                                                       -------       -------       -------      -------
NET INCOME                                             $ 5,632       $13,408       $10,624      $16,871
                                                       -------       -------       -------      -------
                                                       -------       -------       -------      -------
Income per share
   Primary
      Income before gain on sales of investments         $ .50        $  .51         $ .96        $ .93
      Net gain on sales of investments                     .01          1.18           .01         1.20
                                                         -----        ------        ------        -----
      Net income                                         $ .51         $1.69         $ .97        $2.13
                                                         -----         -----         -----        -----
                                                         -----         -----         -----        -----
Dividends declared                                       $ .60         $ .60         $1.20        $1.20
                                                         -----         -----         -----        -----
                                                         -----         -----         -----        -----

Weighted average shares outstanding                     10,939         7,933        10,938        7,933

See notes to financial statements


BRE PROPERTIES, INC.
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)
- ------------------------------------------------------------------------------------------


                                                                      For the Six Months
                                                                             Ended
                                                                          January 31
                                                                   -----------------------
                                                                       1994           1993
                                                                       ----           ----
Cash flows from operating activities:
   Net income                                                      $ 10,624       $ 16,871
   Non-cash revenues and expenses included in income:
      Net gain on tax-deferred exchanges                                            (9,338)
      Net gain on other sales                                          (153)          (178)
      Provision for depreciation and amortization                     3,236          2,497
   Increase (decrease) in accounts payable                             (818)            43
   Other (increase) decrease                                            552           (436)
                                                                   --------       --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                         13,441          9,459
                                                                   --------       --------
Cash flows from investing activities:
   Equity investments:
      Property purchased                                            (24,371)
         Subsequent improvements                                        (69)
      Invested in property acquired through tax-deferred exchange
         Mortgage loan proceeds                                                    (17,500)
         Cash                                                                       (1,556)
      Apartment expansion                                            (1,387)
      Tenant improvements and lease commissions:
         Shopping centers                                              (820)          (325)
         Office, light industrial and warehouse                        (585)          (324)
      Reconditioning of light industrial buildings                     (117)           (32)
      Improvements to apartments                                       (113)           (46)
   Repayments on mortgage loans receivable                              176            180
                                                                   --------       --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (27,286)       (19,603)
                                                                   --------       --------
Cash flows from financing activities:
   Mortgage loans payable:
      Prepayments                                                    (1,017)
      Other principal payments                                         (310)          (395)
      New mortgage loan payable on property acquired
         through tax-deferred exchange                                              17,500
   Dividends paid                                                   (13,100)        (9,507)
                                                                   --------       --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           (14,427)         7,598
                                                                   --------       --------
Decrease in cash and short-term investments                         (28,272)        (2,546)
Balance at beginning of year                                         45,109          9,846
                                                                   --------       --------
         Balance at end of period                                  $ 16,837       $  7,300
                                                                   --------       --------
                                                                   --------       --------

See notes to financial statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------

BRE PROPERTIES, INC.
January 31, 1994



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, together with the portions of the company's 1993 Annual Report to shareholders incorporated therein by reference. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

NOTE B - NET INCOME PER SHARE

     Primary net income per share is based upon the average number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

NOTE C - LITIGATION

     On December 6, 1993, Big V Supermarkets, Inc. and Somers Development Corporation filed a complaint in the United States District Court for the Southern District of New York alleging chemical contamination of the soil and groundwater underlying the Baldwin Place Shopping Center in Somers, New York. BRE, which owned the land underlying the property from 1974 to 1983, as well as certain other present or former owners or tenants of the property, have been named as defendants in the lawsuit. The complaint seeks recovery of $1,300,000 as the owners' costs to date, $9,600,000 as lost profits on an aborted sale of the property and $4,000,000 as loss of a development opportunity. BRE has answered the complaint and intends to vigorously defend the allegations. BRE has also notified the approximately 30 insurance companies which provided coverage to BRE at various points during BRE's ownership of the land.

NOTE D - SUBSEQUENT EVENT

     On February 28, 1994, the Directors declared a dividend of $.60 per share, payable March 24, 1994 to shareholders of record March 11, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

BRE PROPERTIES, INC.
January 31, 1994

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $16,837,000 at January 31, 1994, down from $45,109,000 at July 31, 1993.

In September 1993, BRE invested $24,371,000 in three garden apartment communities and has subsequently spent $69,000 for improvements. Cimmaron (184 units), Hacienda (192 units) and Westpark (96 units) are adjacent properties located in Mira Mesa, an established residential and commercial area in San Diego, California. Occupancy at these properties was 90% at January 31, 1994. During the first quarter, BRE also purchased 5.5 acres of undeveloped land adjacent to the Scottsdale Cove Apartments in Scottsdale, Arizona on which 116 units are currently being constructed. This addition will expand the total units in the Scottsdale Cove to 316. The estimated total cost is $5,900,000, of which $1,387,000 had been disbursed through January 31, 1994.

An additional $1,431,000 was invested during the six months ended January 31, 1994 in tenant improvements and leasing commissions at shopping centers, warehouse, light-industrial and office buildings. The company also prepaid without penalty two mortgage loans aggregating $1,017,000, both of which had interest rates of 9.5%.

Cash commitments at January 31, 1994 include the March 24, 1994 dividend payment of approximately $6,550,000. BRE has agreed, subject to the satisfaction of certain conditions, to purchase the 232-unit Terra Nova Villas Apartments in Chula Vista, California for a purchase price of $14,575,000. BRE's cash investment would be $5,335,000, subject to the existing $9,240,000 of fixed-rate (5.574%) bond financing. The bond financing matures in March 1995. Depending on market conditions at that time, BRE may repay the bonds in cash, renegotiate the terms of the bonds or refinance the property with another lender. In addition, BRE has agreed, subject to the satisfaction of certain conditions, to purchase the 144-unit Winchester Apartments, adjacent to the Mira Mesa properties acquired in September 1993. The all-cash purchase price will be $7,400,000.

In February 1994, BRE received the proceeds from a $13,600,000 first mortgage loan secured by the newly acquired Mira Mesa apartments. The interest rate is 7%, with an 11-year maturity and amortization based on 25 years. Depending on market conditions in 11 years, the then-outstanding principal balance of $10,294,000 may be satisfied through, among other things, renegotiation of terms with the existing lender, refinancing the property with another lender or through a sale of assets. The company has also signed a commitment for a refinance of Selby

Ranch Apartments in Sacramento, California. The current loan on Selby Ranch is approximately $6,800,000. The new loan for $13,000,000 will generate a net amount of approximately $6,200,000 of funds available for new investments. Funding is anticipated by March 31, 1994, subject to documentation, appraisals and other closing conditions.

In addition, since its inception, the company has had unsecured lines of credit from one or more commercial banks. These credit lines have had a one-year term and were available for short-term working capital needs, such as financing new tenant improvements at existing properties. The lines of credit totaled $10,000,000 at July 31, 1993. During the quarter ended January 31, 1994, the company negotiated increases in the lines of credit to $30,000,000, lengthened the term to two years and reached agreement with the banks that the proceeds could be used to make real estate equity investments. There were no borrowings outstanding under these lines of credit at January 31, 1994.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended January 31, 1994 was $5,632,000 ($.51 per share), and $10,624,000 ($.97 per share), respectively, compared to $13,408,000 ($1.69 per share) and $16,871,000 ($2.13 per share) for the comparable periods last year. Included in the January 31, 1994 results were net gains on sales of investments of $153,000 ($.01 per share) for both the quarter and the six months. The prior year's results included net gains on sales of investments of $9,338,000 ($1.18 per share) and $9,515,000 ($1.20 per share) for the quarter and six months, respectively. The per share results for the quarter and six months ended January 31, 1994 reflect 3,005,000 (38%) more weighted average shares outstanding as the result of the March 1993 public offering of 1,500,000 shares and the June 1993 conversion of debentures into common stock.

Funds from operations totaled $7,142,000 and $13,708,000 for the quarter and six months ended January 31, 1994, up 34% and 39%, respectively, from the same periods last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization.

The January 17, 1994 earthquake, epicentered in Northridge, California, resulted in damage both to Village Green Apartments in La Habra and to the El Camino Shopping Center in Woodland Hills. No fatalities or injuries occurred. At Village Green, damage was limited to cracking in plaster walls, and repairs have since been completed. Damage was more severe at El Camino, with widespread cracking occurring in interior sheet rock walls, concrete slabs, asphalt paving in the parking lot and some cracking of exterior masonry walls. Ceiling tiles and light fixtures fell in several tenant spaces, window seals popped and several plate-glass windows broke. Separation occurred between some tenant store fronts and the sidewalk. Most tenants reopened for business within three days. Although temporary repairs have been completed, the company is still assessing the extent of damage, the total costs of repair or replacement and the financial obligations of the company and its tenants under the terms of tenant leases. BRE carries earthquake insurance on the property with a deductible of 5% of the estimated replacement cost. The estimated replacement cost for the entire shopping center is approximately $11,000,000, of which 5% is $550,000 ($.05 per share).

BRE continues to experience the effects of California's economic recession, particularly in its light industrial and retail properties. The failure of a few small retailers at The Hub (where occupancy declined to 88% from 93% at July 31, 1993), the closure of a restaurant at El Camino Shopping Center and the absence of leases for Fremont 3 (64,000 square feet) and 515 Ellis (29,000 square feet) provide tangible evidence that California's economic problems are not behind us.

Within this difficult economic climate, however, some leasing activity is beginning to emerge. At The Hub, leases are out for signature to two new tenants. One is a 9,600 square foot restaurant; the other an 8,400 square foot specialty food market. Store openings are scheduled for July 1994, thereby returning occupancy to 91%.

A lease for 56,300 square feet (66%) is being finalized at the 86,000 square foot 525 Almanor Building, which has been vacant since June 1991. Under the terms of this new five-year lease, both BRE and the tenant will contribute to the cost of tenant improvements, some of which will have value beyond the expiration of the lease. BRE's cost for this work will be $750,000 ($13.31 per square foot); the net effective monthly rent for the lease term is $34,705, or $.616 per square foot.

At the 358,000 square foot Pomona Warehouse property, the tenant, Builders Emporium, has terminated its business operations and vacated the premises. Collins & Aikman Group, Inc., the parent corporation of Builders Emporium, remains liable on the lease, which runs through April 30, 1995. However, the monthly rent of $104,000 has not been paid for January, February or March. BRE has regained physical possession of the property and is taking legal action to collect the amounts due. This property is treated as vacant for the calculation of overall occupancy which follows.

At January 31, 1994, overall occupancy levels by class of property were as follows:

               PROPERTY TYPE                       OVERALL OCCUPANCY
               -----------------------------------------------------
               Apartment Communities                        94%
               Shopping Centers                             91
               Light-Industrial Buildings                   62
               Warehouse/Distribution Buildings             24
               Office Buildings                            100
                                                           ---
                   WEIGHTED AVERAGE                         85%
                                                           ---
                                                           ---

The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income, comprising approximately 96% of total revenue, rose 25% for both the quarter and six months ended January 31, 1994, when compared to the year-earlier periods. These increases primarily reflect the newly-acquired Brookdale Glen, Mira Mesa, Montanosa, and Verandas apartments, which produced gross rents aggregating $3,169,000 and $5,743,000 for the quarter and six months, respectively. Apartments owned for at least two full years contributed $111,000 and $330,000 in higher revenue for the quarter and six months, respectively, which was offset for the quarter by declines in revenues from light industrial properties. Revenues continue to be constrained by the vacant light-industrial properties, and there can be no assurance that further vacancies will not occur in these or in other classes of properties. In addition, rents at warehouse/distribution centers declined as a result of the non-payment of the January rent on Pomona Warehouse.

Interest income on short-term investments increased $73,000 and $269,000 from the comparable quarter and six months last year as a result of higher average invested balances.

EXPENSES

Operating expenses of equities increased $1,527,000 and $2,706,000 for the quarter and six months from the comparable periods last year, primarily due to expenses on the six new apartment acquisitions. Expenses incurred in both periods include taxes, insurance and maintenance on vacant properties, which would ordinarily be paid by tenants under the terms of net leases. The non-cash depreciation charge also rises with the addition of new properties.

Interest expense was down $683,000 and $1,210,000 for the quarter and six months, respectively, from the comparable periods last year. A quarterly reduction of $1,125,000 occurred as a result of the June 1993 conversion of 9 1/2% debentures into common stock. This reduction was partially offset by interest expense on two new first mortgage loans, $20,000,000 secured by Sharon Green Apartments (funded in February 1993) and $17,500,000 secured by Montanosa Apartments (funded in December 1992).

GAIN ON SALES

During the quarter and six months ended January 31, 1994, the Westbar partnership, in which BRE is a limited partner, recorded a sale of the Metro Power Center, Phase IV. BRE's share of the gross gain was $169,000. The net gain was $153,000, since 10% of the gross gain was credited to the prepaid advisory fee to BankAmerica Corporation for termination of its advisory agreement with the company in September 1987. Originally $4,508,000, the prepaid advisory fee had been reduced to $1,602,000 at January 31, 1994. The company has recorded in its financial statements gains totaling $59,784,000 which have been deferred for tax purposes since the company's 1970 inception through January 31, 1994.

DIVIDENDS

The dividends of $.60 per share for the quarter and $1.20 for the six months ended January 31, 1994 were 92% and 96%, respectively, of funds from operations. Dividends exceeded reportable net income and taxable income for each of these periods, which are after deduction of the non-cash charge for depreciation expense. To the extent that dividends paid exceed taxable income, the excess is a return of capital, which is generally not currently taxable to the shareholders but will reduce the tax basis in their shares. Any return of capital that is paid after this tax basis is reduced to zero would be taxed as capital gain.

PART II - OTHER INFORMATION

BRE PROPERTIES, INC.

ITEM 1.   LEGAL PROCEEDINGS

On December 6, 1993, Big V Supermarkets, Inc. and Somers Development Corporation filed a complaint in the United States District Court for the Southern District of New York alleging chemical contamination of the soil and groundwater underlying the Baldwin Place Shopping Center in Somers, New York. BRE, which owned the land underlying the property from 1974 to 1983, as well as certain other present or former owners or tenants of the property, have been named as defendants in the lawsuit. The complaint seeks recovery of $1,300,000 as the owners' costs to date, $9,600,000 as lost profits on an aborted sale of the property and $4,000,000 as loss of a development opportunity. BRE has answered the complaint and intends to vigorously defend the allegations. BRE has also notified the approximately 30 insurance companies which provided coverage to BRE at various points during BRE's ownership of the land.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on November 23, 1993, the shareholders elected two Directors for three-year terms, approved the amendment to the Certificate of Incorporation to increase the number of authorized shares to 50,000,000, and the selection of auditors by the following votes:

                                                                FOR           AGAINST   ABSTAIN
                                                       --------------------   -------   -------
                                              No. of     % of          $ of    No. of    No. of
                                              Shares   Quorum   Outstanding    Shares    Shares
                                              ------   ------   -----------    ------    ------
  ITEM NO. 1
    (Election of Directors)
  CLASS III
  C. Preston Butcher                       9,630,245       99            88         -    70,614
  Eugene P. Carver                         9,649,200       99            88         -    51,659
  ITEM NO. 2
    (Amendment to Certificate of
  Incorporation to increase number         8,946,007       92            82   629,798   125,054
  of authorized shares to 50,000,000)
  ITEM NO. 3
    (Approval of Auditors)                 9,617,334       99            88    24,663    58,867

There were no broker non-votes on any of the three items.

The terms of office of the company's three other directors continued after the Annual Meeting, as follows:

                                              Term Expires
                                              ------------
               Richard C. Chenoweth               1995
               Malcolm R. Riley                   1994
               Arthur G. von Thaden               1994

Following the Annual Meeting, Mr. Chenoweth retired for medical reasons. The Directors appointed John McMahan, Chairman and Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc., as a Class II Director with a term expiring in 1995.

PART II - OTHER INFORMATION

BRE PROPERTIES, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                    The following exhibits are submitted herewith:


                    11.  Computation of Earnings Per Share

          (b) Reports on Form 8-K. The company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BRE PROPERTIES, INC.
                                             (Registrant)



Date_______________________________          ___________________________________
                                             Howard E. Mason, Jr.
                                             Senior Vice President, Finance




Date_______________________________          ___________________________________
                                             Ellen G. Breslauer
                                             Secretary and Treasurer

                                  EXHIBIT INDEX



Number              Description                                            Page
- ------              -----------                                            ----

 11                 Computation of Earnings per Share                      15

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
- --------------------------------------------------------------------------------

BRE PROPERTIES, INC.

STATEMENT OF EARNINGS PER SHARE

On June 8, 1993, the company called for redemption at par all of the 9 1/2% Convertible Subordinated Debentures due 2008. At January 31, 1993, $46,883,000 had been outstanding. Of that amount, $46,180,000 converted into shares of common stock, at a price of $31 per share, during the quarter ended July 31, 1993. The remaining $703,000 was redeemed in cash. These debentures were not common stock equivalents.

Weighted average shares outstanding are computed by adding the shares outstanding at each month end and dividing that result by the number of months elapsed in the year-to-date period. No interest expense was charged on debentures converted before an interest date. Interest expense on debentures converted after an interest date was charged only through the interest date immediately prior to the date of the conversion.


                                                           For the                      For the
                                                     Three Months Ended             Six Months Ended
                                                         January 31,                   January 31,
                                                       1994           1993           1994           1993
                                                       ----           ----           ----           ----
Computation:
Shares outstanding, beginning of year             10,912,399      7,920,041     10,912,399      7,920,041
Averaged for dates of grants, exercises or
conversions:
   Exercisable, in-the-money, stock options           22,397         11,174         22,397         11,174
   Restricted shares granted, less forfeitures         2,775          1,635          2,400          1,439
   Exercise of stock options                           1,334            550            934            393
                                                  ----------     ----------     ----------     ----------
Weighted average shares outstanding               10,938,905      7,933,400     10,938,130      7,933,047
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Net income before gain on sales of investments    $5,479,215     $4,070,172    $10,471,771     $7,356,351
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Computation                                             $.50           $.51           $.96           $.93
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----
Net gain on sales of investments                    $152,509     $9,337,500       $152,509     $9,515,089
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Computation                                             $.01          $1.18           $.01          $1.20
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----
PRIMARY EARNINGS PER SHARE                              $.51          $1.69           $.97          $2.13
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----

BRE PROPERTIES, INC.


                                                           For the                      For the
                                                     Three Months Ended             Six Months Ended
                                                         January 31,                   January 31,
                                                       1994           1993           1994           1993
                                                       ----           ----           ----           ----
FULLY DILUTED EARNINGS PER SHARE

Shares outstanding, end of period                 10,916,483      7,922,226     10,916,483      7,922,226

Exercisable, in-the-money, stock options              22,397         11,174         22,397         11,174
Assumed conversion of:
   9 1/2% Debentures due 2008                                     1,512,354                     1,512,354
                                                  ----------     ----------     ----------     ----------
          Total Shares                            10,938,880      9,445,754     10,938,880      9,445,754
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Income before gain on sales of
   investments                                    $5,479,215     $4,070,172    $10,471,771     $7,356,351
Add interest on:
   9 1/2% Debentures due 2008                                     1,124,559                     2,249,118
                                                  ----------     ----------     ----------     ----------
   Total Income                                   $5,479,215     $5,194,731    $10,471,771     $9,605,469
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
As computed                                             $.50           $.55           $.96          $1.02
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----
Net gain on sales of investments                    $152,509     $9,337,500       $152,509     $9,515,089
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
As computed                                             $.01           $.99           $.01          $1.01
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----
Fully diluted earnings per share
   as reported                                          $.51          $1.54           $.97          $2.03
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----