Form 10-Q
period 1994-04-30
BRE PROPERTIES INC
filed 1994-06-08
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1994

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-5305



                              BRE PROPERTIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                      94-1722214
- - -----------------------------------                  ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


     One Montgomery Street
     Telesis Tower, Suite 2500
     San Francisco, CA                                        94104
- - -----------------------------------                  ----------------------
(Address of principal office)                               (Zip Code)


Registrant's telephone number,
including area code                                      (415) 445-6530
                                                     ----------------------


                                  Inapplicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X                                  No
                 -----                                    -----

Number of shares of Class A common
stock outstanding as of April 30, 1994                     10,916,483
                                                     ----------------------


This report consists of 15 pages.

The Exhibit Index is located on page 13.

PART I FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS
BRE PROPERTIES, INC.


- - -----------------------------------------------------------------------------------------------
 BALANCE SHEETS (Dollar amounts in thousands, except share data)
- - -----------------------------------------------------------------------------------------------
                                                               April 30, 1994
                                                                (unaudited)       July 31, 1993
                                                               --------------     -------------
ASSETS
Equity  investments in real estate                               $ 333,714          $ 282,012
  Less: Accumulated depreciation and amortization                  (42,506)           (37,563)
                                                                 ---------          ---------
                                                                   291,208            244,449

Investments in limited partnerships                                  1,074              2,122
                                                                 ---------          ---------
  Real estate portfolio                                            292,282            246,571
Mortgage loans                                                       4,529              4,836
Allowance for possible losses                                       (1,000)            (1,000)
                                                                 ---------          ---------
                                                                   295,811            250,407

Cash and short-term investments                                     21,949             45,109
Other assets                                                         4,955              4,416
                                                                 ---------          ---------
  Total assets                                                   $ 322,715          $ 299,932
                                                                 ---------          ---------
                                                                 ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                             $ 2,749            $ 3,988
Mortgage loans payable                                              74,199             46,692
                                                                 ---------          ---------
  Total debt                                                        74,199             46,692
                                                                 ---------          ---------
  Total liabilities                                                 76,948             50,680
                                                                 ---------          ---------

Shareholders' equity
Class A common stock, $.01 par value, issued and
  outstanding 10,916,483 at April 30, 1994 and
  10,912,399 at July 31, 1993                                          109                109
Additional paid-in capital                                         211,340            211,212
Undistributed net realized gain on sales of properties              34,318             37,931
                                                                 ---------          ---------
  Total shareholders' equity                                       245,767            249,252
                                                                 ---------          ---------
  Total liabilities and shareholders' equity                     $ 322,715          $ 299,932
                                                                 ---------          ---------
                                                                 ---------          ---------



See notes to financial statements.

BRE PROPERTIES, INC.


- - ---------------------------------------------------------------------------------------------------------

 STATEMENT OF INCOME (unaudited)
 (Dollar amounts in thousands, except per share data)
- - ---------------------------------------------------------------------------------------------------------
                                                          For the Three                 For the Nine
                                                          Months Ended                  Months Ended
                                                            April 30,                     April 30,
                                                            ---------                     ---------
                                                      1994           1993           1994           1993
                                                      ----           ----           ----           ----
REVENUE
Rental income                                       $ 12,665       $ 10,883       $ 37,576       $ 30,672
Interest on short-term investments                       186            277            591            411
Interest income on mortgage loans                        123            134            382            412
Income from limited partnerships                         120            122            374            367
Other income                                              90             55            287            131
                                                    --------       --------       --------       --------
              Total revenue                           13,184         11,471         39,210         31,993
                                                    --------       --------       --------       --------

EXPENSES
Operating expenses of equity investments               4,039          3,069         12,675          9,000
Provision for depreciation and amortization            1,707          1,399          4,943          3,896
Interest expense                                       1,209          2,010          3,166          5,177
General and administrative                               817            705          2,542          2,275
                                                    --------       --------       --------       --------
              Total expenses                           7,772          7,183         23,326         20,348
                                                    --------       --------       --------       --------

Income before gain on sales of investments             5,412          4,288         15,884         11,645

Gain on sales of investments                                                           169         10,572
   Less:  Related advisory fee                                                         (16)        (1,057)
                                                                                  --------       --------
   Net gain on sales of investments                                                    153          9,515
                                                    --------       --------       --------       --------
NET INCOME                                           $ 5,412        $ 4,288       $ 16,037       $ 21,160
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Income per share
   Primary
     Income before gain on sales of investments         $.50           $.49          $1.46          $1.41
     Net gain on sales of investments                                                 0.01           1.15
                                                    --------       --------       --------       --------
     Net income                                         $.50           $.49          $1.47          $2.56
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Dividends declared                                     $ .60          $ .60          $1.80          $1.80
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Weighted average shares outstanding                   10,936          8,738         10,935          8,257



See notes to financial statements.

BRE PROPERTIES, INC.


- - ---------------------------------------------------------------------------------------------
 STATEMENT OF CASH FLOWS (unaudited)
 (Dollar amounts in thousands)
- - ---------------------------------------------------------------------------------------------
                                                                        For the Nine Months
                                                                          Ended April 30,
                                                                     ------------------------
                                                                        1994           1993
                                                                        ----           ----
Cash flows from operating activities:
  Net income                                                         $ 16,037       $ 21,160
  Non-cash revenues and expenses included in income:
    Net gain on tax-deferred exchanges                                                (9,338)
    Net gain on other sales                                              (153)          (178)
    Provision for depreciation and amortization                         4,943          3,896
    Increase (decrease) in accounts payable                            (1,239)         1,065
  Other (increase) decrease                                               790         (1,005)
                                                                     --------       --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                           20,378         15,600
                                                                     --------       --------
Cash flows from investing activities
  Equity investments:
    Property purchased                                                (46,346)       (13,295)
       Subsequent improvements                                           (165)
    Invested in property acquired through tax-deferred exchange
       Mortgage loan proceeds                                                        (17,500)
       Cash                                                                           (1,556)
    Apartment expansion                                                (2,574)
    Tenant improvements and lease commissions:
       Shopping centers                                                  (915)          (844)
       Office, light industrial and warehouse                            (947)          (261)
    Reconditioning of shopping centers, office, light
       industrial and warehouse                                          (550)           (33)
    Improvements to apartments                                           (205)          (105)
  Repayments on mortgage loans receivable                                 307            267
                                                                     --------       --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                           (51,395)       (33,327)
                                                                     --------       --------
Cash flows from financing activities:
  Mortgage loans payable:
    New mortgage loans payable                                         35,840         37,500
    Prepayments                                                        (7,899)        (1,058)
    Other principal payments                                             (434)          (544)
  Proceeds from public stock offering                                                 54,971
  Dividends paid                                                      (19,650)       (14,296)
                                                                     --------       --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         7,857         76,573
                                                                     --------       --------
Increase (decrease) in cash and short-term investments                (23,160)        58,846
Balance at beginning of year                                           45,109          9,846
                                                                     --------       --------
       Balance at end of period                                      $ 21,949       $ 68,692
                                                                     --------       --------
                                                                     --------       --------



See notes to financial statements.

BRE PROPERTIES, INC.

- - --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (unaudited)
- - --------------------------------------------------------------------------------

APRIL 30, 1994

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

     On December 6, 1993, Big V Supermarkets, Inc. and Somers Development Corporation filed a complaint in the United States District Court for the Southern District of New York alleging chemical contamination of the soil and groundwater underlying the Baldwin Place Shopping Center in Somers, New York. BRE, which owned the land underlying the shopping center from 1974 to 1983, as well as certain other present or former owners or tenants of the property, have been named as defendants in the lawsuit. The complaint seeks recovery of $1,300,000 as the owners' remediation cost to date, unspecified future remediation costs and attorneys' fees, $9,600,000 as lost profits on an aborted sale of the property and $4,000,000 as loss of a development opportunity. BRE has answered the complaint and intends to vigorously defend the allegations. BRE has also notified the approximately 30 insurance companies which provided coverage to BRE at various points during BRE's ownership of the land.

     On February 28, 1994, BRE filed a complaint for rent and damages against Collins & Aikman Group, Inc. ("CAGI") in San Francisco County Superior Court, under Case No. 958908. The complaint alleges that CAGI breached a written lease for warehouse space and seeks damages in excess of $1,000,000. On April 29, 1994, CAGI filed an answer to the complaint generally denying its allegations, and filed a cross-complaint against BRE for breach of written lease, forcible entry and detainer and conversion. The cross-complaint seeks monetary damages in excess of $200,000 against BRE.

NOTE D  -  SUBSEQUENT EVENT

     On May 23 ,1994, the Directors declared a dividend of $.60 per share, payable June 23, 1994 to shareholders of record June 3, 1994.

- - --------------------------------------------------------------------------------
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------

BRE PROPERTIES, INC.
April 30, 1994

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $21,949,000 at April 30, 1994, down from $45,109,000 at July 31, 1993. Cash commitments at the date of this report include the June 23, 1994 dividend payment of approximately $6,550,000.

BRE has acquired the following apartment communities since July 31, 1993:


                                                                                                     Occupancy
                                                                                       Number      at April 30,
Name                 Location                      Purchase Price        Date         of Units         1994
- - ----                 --------                      --------------        ----         --------     ------------
Mira Mesa            San Diego, California            $24,371,000       9/30/93          472            95 %
Winchester           Adjacent to Mira Mesa              7,400,000       3/25/94          144            98
Terra Nova Villas    Chula Vista, California           14,575,000       3/14/94          232            88
                                                      -----------                        ---
                     Total                            $46,346,000                        848
                                                      -----------                        ---
                                                      -----------                        ---


Except for Terra Nova Villas, these properties were acquired on an all cash basis. Since the date of acquisition, an additional $165,000 has been invested in these properties. Terra Nova Villas was acquired subject to $9,240,000 of fixed-rate (5.574%) bond financing. The bond financing matures in March 1995. Depending on market conditions at that time, BRE may repay the bonds in cash, renegotiate the terms of the bonds or refinance the property with another lender.

In addition to these properties, all of which are complete and income-producing, in October 1993 BRE purchased 5.5 acres of undeveloped land adjacent to the Scottsdale Cove Apartments in Scottsdale, Arizona on which 116 units are currently being constructed. This addition will expand the total units in the Scottsdale Cove to 316. The estimated total cost is $5,953,000, of which $2,574,000 had been disbursed through April 30, 1994.

An additional $1,862,000 was invested during the nine months ended April 30, 1994 in tenant improvements and leasing commissions at shopping centers, warehouse, light-industrial and office buildings. Properties which are out of service and are being prepared for potential new tenants had $550,000 invested for reconditioning costs. In August 1993, the company also prepaid without penalty two mortgage loans aggregating $1,017,000, both of which had interest rates of 9.5%.

In February 1994, BRE received the proceeds from a $13,600,000 first mortgage loan secured by the newly acquired Mira Mesa apartments. The interest rate is 7%, with an 11-year maturity and amortization based on 25 years. In April 1994, BRE refinanced Selby Ranch Apartments in Sacramento, California for $13,000,000 generating $6,200,000 in new funds available for investment. The interest rate is 7.36%, with a maturity of 11 years and three months, and amortization based on 25 years. Depending on market conditions at the maturity dates, the then-outstanding principal balances of $10,294,000 (Mira
Mesa) and $9,827,000 (Selby Ranch) may be satisfied through, among other things, renegotiation of terms with the existing lenders, refinancing the property with other lenders or through a sale of assets.

In addition, since its inception, the company has had unsecured lines of credit from one or more commercial banks. These credit lines have had a one-year term and were available for short-term working capital needs, such as financing new tenant improvements at existing properties. The lines of credit totaled $10,000,000 at July 31, 1993. During the quarter ended January 31, 1994, the company negotiated increases in the lines of credit to $30,000,000, lengthened the term to two years and reached agreement with the banks that the proceeds could be used to make real estate equity investments. There were no borrowings outstanding under these lines of credit at April 30, 1994.

RESULTS OF OPERATIONS

Net income for the quarter and nine months ended April 30, 1994 was $5,412,000 ($.50 per share), and $16,037,000 ($1.47 per share), respectively, compared to $4,288,000 ($.49 per share) and $21,160,000 ($2.56 per share) for the comparable periods last year. Included in the April 30, 1994 results were net gains on sales of investments of $153,000 ($.01 per share) for the nine months. The prior year's results included net gains on sales of investments of $9,515,000 ($1.15 per share) for the nine months. The per share results for the quarter and nine months ended April 30, 1994 reflect 2,198,000 (25%) and 2,678,000 (32%), respectively, more weighted average shares outstanding as the result of the March 1993 public offering of 1,500,000 shares and the June 1993 conversion of debentures into common stock.

Funds from operations totaled $7,119,000 and $20,827,000 for the quarter and nine months ended April 30, 1994, up 25% and 34%, respectively, from the same periods last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization.

The January 17, 1994 earthquake, epicentered in Northridge, California, resulted in damage both to Village Green Apartments in La Habra and to the El Camino Shopping Center in Woodland Hills. No fatalities or injuries occurred at either property. At Village Green, damage was limited to cracking in plaster walls, and repairs have since been completed. Damage was more severe at El Camino, with widespread cracking occurring in interior sheet rock walls, concrete slabs, asphalt paving in the parking lot and some cracking of exterior masonry walls. Ceiling tiles and light fixtures fell in several tenant spaces, window seals popped and several plate-glass windows broke. Separation occurred between some tenant store fronts and the sidewalk. Most tenants reopened for business within three days. Work will soon be underway to stabilize the soil and repair or replace structurally damaged buildings. Earthquake insurance is expected to cover costs above the $550,000 deductible.

During the third quarter, a six-year lease was signed for the entire Fremont 3 Building (64,000 square feet). Rent of $10,240 per month commences June 1, 1994 and increases to $32,000 per month June 1, 1995. A 30,000 square foot building in San Diego was leased for six years to the tenant who occupies the two adjacent buildings, also owned by BRE. The 515 Ellis Street light industrial property (29,000 square feet) remained vacant at April 30, 1994, while the 86,000 square foot 525 Almanor Building was 66% occupied. In addition, the tenant occupying the 30,488 square foot Oak Creek I building and 42% of the 40,455 square foot Oak Creek II building is experiencing financial difficulties and has not paid the March and April rent. Negotiations are underway regarding a possible reduction in space and a payment program.

Leasing activity at The Hub includes a signed lease with Trader Joe's, a specialty food market, for 8,400 square feet (2% of the total center).
Occupancy is anticipated for summer 1994. In addition, six other leases are out for signature. Occupancy at The Hub was 88% at April 30, 1994.

At the 358,000 square foot Pomona Warehouse property, the tenant, Builders Emporium, has terminated its business operations and vacated the premises. Collins & Aikman Group, Inc., the parent corporation of Builders Emporium, remains liable on the lease, which runs thorough April 30, 1995. However, the monthly rent of $104,000 has not been paid for January through April 1994. BRE has regained physical possession of the property and is taking legal action to collect the amounts due. This property is treated as vacant for the calculation of overall occupancy which follows.

At April 30, 1994, overall occupancy levels by class of property were as follows:


          PROPERTY TYPE                         OVERALL OCCUPANCY
          ------------------------------------------------------------
          Apartment Communities                                95 %
          Shopping Centers                                     91
          Light-Industrial Buildings                           86
          Warehouse/Distribution Buildings                     24
          Office Buildings                                    100
                                                              ---
                WEIGHTED AVERAGE                               88 %
                                                               --
                                                               --


The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income, comprising approximately 96% of total revenue, rose 16% for the quarter and 23% for the nine months ended April 30, 1994, when compared to the year-earlier periods. These increases primarily reflect the newly-acquired Brookdale Glen, Mira Mesa, Montanosa, Terra Nova Villas and Verandas apartments, which produced gross rental aggregating $3,503,000 and $9,246,000 for the
quarter and nine months, respectively.   Apartments owned for at least two full
years contributed $120,000 and $450,000 in higher revenue for the quarter and nine months, respectively, which was offset for the quarter by declines in revenues from warehouse/distribution and light industrial properties. Revenues continue to be constrained by the lease default at Pomona Warehouse and vacant light-industrial properties, and there can be no assurance that further vacancies will not occur in these or in other classes of properties.

Interest income on short-term investments decreased $91,000 from the comparable quarter last year as a result of lower average invested balances as cash from the March 1993 public offering was invested in real estate. For the nine months, interest on short-term investments was $180,000 greater, as higher amounts of cash were held pending their ultimate investment in real estate.

EXPENSES

Operating expenses of equities increased $970,000 and $3,675,000 for the quarter and nine months from the comparable periods last year, primarily due to expenses on the five new apartment acquisitions. Expenses incurred in both periods include taxes, insurance and maintenance on vacant properties, which would ordinarily be paid by tenants under the terms of net leases. The non-cash depreciation charge also rises with the addition of new properties.

Interest expense was down $801,000 and $2,011,000 for the quarter and nine months, respectively, from the comparable periods last year. A quarterly reduction of $1,125,000 occurred as a result of the June 1993 conversion of 9 1/2% debentures into common stock. This reduction was partially offset by interest expense on the new first mortgage loans, $20,000,000 secured by Sharon Green Apartments (funded in February 1993), $17,500,000 secured by Montanosa Apartments (funded in December 1992), $13,600,000 secured by Mira Mesa Apartments (funded in February 1994) and the refinancing of Selby Ranch Apartments ($13,000,000, funded in April 1994).

GAIN ON SALES

During the quarter and nine months ended January 31, 1994, the Westbar partnership, in which BRE is a limited partner, recorded a sale of the Metro Power Center, Phase IV. BRE's share of the gross gain was $169,000. The net gain was $153,000, since 10% of the gross gain was credited to the prepaid advisory fee to BankAmerica Corporation for termination of its advisory agreement with the company in September 1987. Originally $4,508,000, the prepaid advisory fee had been reduced to $1,602,000 at April 30, 1994. The company has recorded in its financial statements gains totaling $59,784,000 which have been deferred for tax purposes since the company's 1970 inception through April 30, 1994.

DIVIDENDS

The dividends of $0.60 per share for the quarter and $1.80 for the nine months ended April 30, 1994 were 92% and 95%, respectively, of funds from operations. Dividends exceeded reportable net income and taxable income for each of these periods, which are after deduction of the non-cash charge for depreciation expense. To the extent that dividends paid exceed taxable income, the excess is a return of capital, which is generally not currently taxable to the shareholders but will reduce the tax basis in their shares. Any return of capital that is paid after this tax basis is reduced to zero would be taxed as capital gain.

PART II  -  OTHER INFORMATION

BRE PROPERTIES, INC.

ITEM 1.   LEGAL PROCEEDINGS

On December 6, 1993, Big V Supermarkets, Inc. and Somers Development Corporation filed a complaint in the United States District Court for the Southern District of New York alleging chemical contamination of the soil and groundwater underlying the Baldwin Place Shopping Center in Somers, New York. BRE, which owned the land underlying the shopping center from 1974 to 1983, as well as certain other present or former owners or tenants of the property, have been named as defendants in the lawsuit. The complaint seeks recovery of $1,300,000 as the owners' remediation cost to date, unspecified future remediation costs and attorneys' fees, $9,600,000 as lost profits on an aborted sale of the property and $4,000,000 as loss of a development opportunity. BRE has answered the complaint and intends to vigorously defend the allegations. BRE has also notified the approximately 30 insurance companies which provided coverage to BRE at various points during BRE's ownership of the land.


On February 28, 1994, BRE filed a complaint for rent and damages against Collins & Aikman Group, Inc. ("CAGI") in San Francisco County Superior Court, under Case No. 958908. The complaint alleges that CAGI breached a written lease for warehouse space and seeks damages in excess of $1,000,000. On April 29, 1994, CAGI filed an answer to the complaint generally denying its allegations, and filed a cross-complaint against BRE for breach of written lease, forcible entry and detainer and conversion. The cross-complaint seeks monetary damages in excess of $200,000 against BRE.


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

                                                  BRE PROPERTIES, INC.
                                                  (Registrant)





Date ______________________________     ___________________________________
                                        Howard E. Mason, Jr.
                                        Senior Vice President, Finance





Date ______________________________     ___________________________________
                                        Ellen G. Breslauer
                                        Secretary and Treasurer

                                  EXHIBIT INDEX


Number              Description                             Page
- - ------              -----------                             ----

11                  Computation of Earnings per Share       14

- - --------------------------------------------------------------------------------
 EXHIBIT 11  -  Computation of Earnings Per Share
- - --------------------------------------------------------------------------------

BRE PROPERTIES, INC.

STATEMENT OF EARNINGS PER SHARE

On June 8, 1993, the company called for redemption at par all of the 9 1/2% Convertible Subordinated Debentures due 2008. At April 30, 1993, $43,540,000 had been outstanding. Of that amount, $42,837,000 converted into shares of common stock, at a price of $31 per share, during the quarter ended July 31, 1993. The remaining $703,000 was redeemed in cash. These debentures were not common stock equivalents.

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


                                               For the Three  Months          For the Nine Months
                                                  Ended April 30,               Ended April 30,
                                                1994           1993           1994           1993
                                                ----           ----           ----           ----
Computation:
Shares outstanding, beginning of
  year                                       10,912,399      7,920,041     10,912,399      7,920,041
Averaged for dates of grants,
   exercises or conversions:
   Public offering, 1,500,000,
     March 29, 1993                                            750,000                       300,000

   Shares issued on conversion of
     debentures                                                 51,411                        20,564
   Exercisable, in-the-money,
     stock options                               19,533         14,535         19,533         14,535
   Restricted shares granted,
     less forfeitures                             2,750          1,635          2,504          1,499
   Exercise of stock options                      1,334            783          1,055            533
                                           ------------   ------------   ------------   ------------
Weighted average shares
   outstanding                               10,936,016      8,738,405     10,935,491      8,257,172
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
Net income before gain on sales of
   investments                              $ 5,412,169    $ 4,288,144   $ 15,883,940   $ 11,644,495
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
Computation                                        $.50           $.49          $1.46          $1.41
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
Net gain on sales of investments                     --             --       $152,509     $9,515,089
                                                                         ------------   ------------
                                                                         ------------   ------------
Computation                                          --             --           $.01          $1.15
                                                                         ------------   ------------
                                                                         ------------   ------------
PRIMARY EARNINGS PER SHARE                         $.50           $.49          $1.47          $2.56
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


- - --------------------------------------------------------------------------------
 EXHIBIT 11  -  COMPUTATION OF EARNINGS PER SHARE (Continued)
- - --------------------------------------------------------------------------------

BRE PROPERTIES, INC.


                                               For the Three  Months          For the Nine Months
                                                  Ended April 30,               Ended April 30,
                                                1994           1993           1994           1993
                                                ----           ----           ----           ----
FULLY DILUTED EARNINGS PER SHARE

Shares outstanding, end of
   period                                    10,916,483      9,530,730     10,916,483      9,530,730
Exercisable, in-the-money, stock
   options                                       19,533         14,535         19,533         14,535
Assumed conversion of:
   9 1/2% Debentures due 2008                                1,404,516                     1,404,516
                                           ------------   ------------   ------------   ------------

Total Shares                                 10,936,016     10,949,781     10,936,016     10,949,781
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

Income before gain on sales of
   investments                              $ 5,412,169    $ 4,288,144   $ 15,883,940   $ 11,644,495
Add interest on:
   9 1/2% Debentures due 2008                                  991,991                     3,241,110
                                           ------------   ------------   ------------   ------------

   Total Income                             $ 5,412,169    $ 5,280,135   $ 15,883,940    $14,885,605
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

As computed                                        $.50           $.48          $1.46          $1.36
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

Net gain on sales of investments                     --             --      $ 152,509     $9,515,089
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

As computed                                          --             --           $.01           $.87
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

Fully diluted earnings per share
   as reported                                     $.50           $.48          $1.47          $2.23
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
