Form 10-K
period 1994-07-31
BRE PROPERTIES INC
filed 1994-10-13
CIK 9677

                                                                          PAGE 1
                                                       TOTAL NUMBER OF PAGES: 31
                                                THE EXHIBIT INDEX IS ON PAGE: 28


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1994
                                       OR
( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-5303



                              BRE PROPERTIES, INC.
- - --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                   94-1722214
- - --------------------------------------    -------------------------------------
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

     One Montgomery Street
     Telesis Tower, Suite 2500
     San Francisco, California                            94104
- - --------------------------------------    -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (415) 445-6530
- - --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)





           Securities registered pursuant to Section 12(b) of the Act:



Title of each class                    Name of each exchange on which registered
- - -------------------                    -----------------------------------------

Class A common stock, $.01 par value                     New York Stock Exchange

Common Stock Purchase Rights                             New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X  .               No      .
                        -----                   -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]


At September 8, 1994, the aggregate market value of the registrant's shares of Class A common stock, $.01 par value, held by nonaffiliates of the registrant was approximately $336,396,000. At that date 10,925,483 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the BRE Properties, Inc. Annual Report to Shareholders for the year ended July 31, 1994 (the "Annual Report") are incorporated by reference into Parts I and II of this report. With the exception of those portions incorporated by reference, the 1994 Annual Report is not deemed to be filed as part of this report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be held on November 22, 1994 (the "Proxy Statement") are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

BRE Properties, Inc. ("BRE" or the "company"), a Delaware corporation, has operated since its July 1970 inception as a real estate investment trust pursuant to Sections 856-860 of the Internal Revenue Code, as amended. Its long-range investment policy emphasizes the purchase of fee ownership of both the land and the improvements primarily in garden apartment communities, and secondarily in shopping centers, located in the Western United States. Among other things, this policy is designed to enable management to monitor developments in local real estate markets and to take an active role in managing the company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances otherwise warrant, if it determines that such changes are in the best interests of the company and its shareholders.

At July 31, 1994, the company's portfolio of income-producing real estate (including wholly owned properties, land owned and leased to others and limited partnership investments in two shopping centers) consisted of 34 properties, including 17 apartment communities, 4 shopping centers and 13 other income-producing properties. Of these properties, 26 are located in California, 4 in Washington, 3 in Arizona and one in Oregon. See Items 2 and 7 of this report for a description of the company's individual investments and of certain developments during the year with respect to these investments.

The company's current investment profile is different from that of its early years of operations. Initially, the company was investing in both equities and mortgage loans on a variety of property types in markets across the country. Gradually, the company disposed of investments outside of the Western United States. The company has also shifted its overall investment focus to ownership of properties, with an emphasis on apartments. The transition in investment focus has constrained the company's growth in funds from operations and dividends because initial yields on newly purchased equity investments typically have been below those of maturing mortgages. It has also had an impact on investment liquidity, since maturing mortgage loans provide cash which is immediately available for reinvestment in equity properties. Beyond this impact, however, management believes there will be significant benefits for shareholders in the long-term, including improved prospects for growth in funds from operations and portfolio appreciation.

The following table shows the percentage of the company's total rental and partnership revenues contributed by certain classes of properties during the last three fiscal years and the overall occupancy levels for these classes of properties at July 31, 1994. During these years, The Hub Shopping Center in Fremont, California, accounted for approximately 12% (1994), 14% (1993), and 17%
(1992) of total rental and partnership revenues, the Westlake Village Apartments in Daly City, California, accounted for approximately 10% (1994), 12% (1993), and 13% (1992), and Sharon Green Apartments in Menlo Park, California, accounted for approximately 10% (1994), 11% (1993), and 12% (1992).

                              Percent of Revenues
                              -------------------



                                                       Overall Occupancy
 Type of Property        1994       1993      1992     at July 31, 1994
 ----------------        ----       ----      ----     ----------------

Apartment Buildings      71 %       63 %      58 %               95 %
Shopping Centers         16         20        23                 92
Other                    13         17        19                 54
                        ---        ---       ---                ---
                        100 %      100  %    100 %               88 %
                        ---        ---       ---                ---
                        ---        ---       ---                ---

During the year, the tenant at the 358,000 square foot warehouse/ distribution facility in Pomona, California discontinued business and vacated the premises. BRE pursued legal remedies and collected all rents due on the lease through July 1994, plus the costs of correcting deferred maintenance, and an adjusted allowance for rent due after July 1994. A rehabilitation program has been completed, including a new roof, exterior painting and interior work, and the property is now being marketed to prospective tenants.

Two light industrial buildings are currently vacant: Irvine Spectrum (50,000 square feet in Irvine, California) has been vacant since June 1994, and 515 Ellis (29,000 square feet in Mountain View, California) has been vacant since June 1993. A lease has been signed for the Mountain View building. One previous vacancy was eliminated during the year with the signing of a six-year lease for the entire 64,000 square foot Fremont 3 Building in Fremont, California.

Another tenant leased, for five years, 66% of the 86,000 square foot 525 Almanor Building in Sunnyvale, California. New leases or lease extensions were also reached with tenants at six other light industrial buildings. Of the company's nine fully occupied light-industrial, warehouse/distribution and office properties, three have multiple tenants, each with one tenant occupying more than 50% of the net rental space, and six have single tenants.

The company's investments in income-producing properties may be made subject to mortgage financing or to other indebtedness secured by a prior lien against the property. At present, eight of the company's wholly owned properties are subject to mortgage financing. In addition, BRE is a limited partner in two partnerships that are subject to mortgage financing arranged by the general partner. The company and the general partner may refinance existing indebtedness if more favorable financing is available, and they may also incur new indebtedness, or increase the amount of existing indebtedness, secured through mortgage financing. The extent to which the company and the general partner may mortgage or otherwise finance investments depends upon such factors as the nature of the investment, the cost and availability of borrowed funds and the general economic climate.

The company has obtained funds from a variety of sources, including non-recourse mortgage loans and the sale of equity. In fiscal 1993, the company raised approximately $55 million through a public offering of 1,500,000 shares of common stock and approximately $36,442,000 in new funds through mortgage financing on equity investments. In fiscal 1994, approximately $19,718,000 in new funds was raised through such mortgage financing.

In addition, since its inception, the company has had unsecured lines of credit from one or more commercial banks. These credit lines have had a one-year term and were available for short-term working capital needs, such as financing new tenant improvements at existing properties. The lines of credit totaled $10,000,000 at July 31, 1993. During the quarter ended January 31, 1994, the company negotiated increases in the lines of credit to $30,000,000, lengthened the term to two years and reached agreement with the banks that the proceeds could be used to make real estate equity investments. There were no borrowings outstanding under these lines of credit during the fiscal year ended July 31, 1994. The company pays commitment fees totaling $127,500 annually for the lines of credit, and borrowing costs are based on BRE's choice of the interbank offered rate or the prime rate.

The company may continue to borrow from time to time to fund commitments, although there is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be acceptable. For additional information regarding the company's long-term debt, see Note D in the Financial Statements included in the 1994 Annual Report, incorporated herein by reference. The growth and profitable operation of the company depend in large part upon the availability and cost of borrowed funds, as discussed above. In addition, the success of the company depends, among other factors, upon general business and economic conditions, construction costs, income-tax laws, increases or decreases in operating expenses, governmental regulations, population trends, zoning laws, legislation and the ability of the company to keep its properties leased at profitable levels. The company's properties compete for tenants primarily on the basis of location, rent charged, services provided, and the design and condition of improvements; and its properties encounter competition from similar properties located in their market areas. In many of these market areas, there is an oversupply of available space and competition for tenants has been, and continues to be, intense. In addition, vacancy and rental rates at certain of the company's properties have been adversely affected by the downturn in the national economy. A prolonged economic downturn could have a material adverse effect on the company's operations and financial condition.

PROPERTY ACQUISITIONS


During fiscal 1994, the company purchased the following garden apartment communities:

MIRA MESA (Cimmaron, Hacienda and Westpark), September 1993 and WINCHESTER, March 1994: These properties include 616 units in four adjacent apartment communities in San Diego, California, as follows:





Name           Constructed    Units     Number of buildings      Acres of  Land
- - ----           -----------    -----     -------------------      ---------------

MIRA MESA
    Cimmaron   1986           184       23-eightplex                  5.60
    Hacienda   1985           192       24-eightplex                  5.75
    Westpark   1985            96       12-eightplex                  3.00
WINCHESTER     1987           144       18-eightplex                  5.23
                              ---
     Total                    616
                              ---
                              ---


The Mira Mesa and Winchester communities contain a mix of one- and two-bedroom units with monthly asking rents of $595-$725. All units have frost-free refrigerators, gas ranges and water heaters, central thermostat controlled forced air gas heating, wall unit air-conditioning in the living rooms, patios or decks with storage and cable television. Recreational facilities include outdoor heated swimming pools and spas. Central laundry rooms are provided for residents. The properties have been mapped for condominiums, although there are no present plans to pursue any condominium conversions.

The purchase price for Mira Mesa was $24,371,000 in cash. In February 1994, the company obtained a first mortgage loan secured by Mira Mesa in the amount of $13,600,000. The interest rate is 7%, with an 11-year maturity and amortization based on 25 years. Winchester was purchased in March 1994 for $7,400,000 in cash.

TERRA NOVA VILLAS, March 1994 - Located in Chula Vista, California, seven miles south of downtown San Diego, the Terra Nova Villas apartment community was purchased for $14,575,000, subject to $9,240,000 of fixed-rate (5.57%) bond financing. The bond financing matures in March 1995. Depending on market conditions at that time, BRE may repay the bonds in cash, renegotiate the terms of the bonds or refinance the property with another lender. Terra Nova Villas was constructed in 1985 and consists of 18 two-story buildings on 12.8 acres of land with monthly asking rents of $680-$815. All units have frost-free refrigerators, self-cleaning ovens, central air conditioning and heating, patios or decks and cable television hook-ups. Buildings have central gas water heaters. A separate clubhouse building contains leasing offices, a lounge and exercise room. The property offers a pool, spa, play area and two laundry rooms.

In addition to these properties, which are complete and income-producing, in October 1993, BRE purchased seven acres of undeveloped land adjacent to the Scottsdale Cove Apartments in Scottsdale, Arizona, on which 116 units are currently being constructed. This addition will expand the total units in the Scottsdale Cove to 316. The estimated total cost is $6,165,000, of which $4,451,000 had been disbursed through July 31, 1994, including $143,000 of capitalized interest expense. A total of 32 units have been completed, of which 11 were occupied at July 31, 1994. All units are expected to be completed by October 1994.

PROPERTY DISPOSITIONS

Two separate sales were completed in the 1994 fiscal year: The James Center Office Building in Bellevue, Washington, and Eastside Industrial Park in Redmond, Washington. A modest gain was recognized on the sale of these properties. The sales prices aggregated $9,800,000, and the cash proceeds are now available to be invested in other properties.

EMPLOYEES

As of July 31, 1994, the company had 19 employees. The company also has engaged 8 independent property management firms to manage 17 of its apartment and multi-tenant commercial properties.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any of the company's properties, the owner or operator of the property (including the company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The company's current policy is to obtain a Phase I environmental study on each property it seeks to acquire and to proceed accordingly. The company currently carries no insurance for environmental liabilities, although policies in effect in earlier years may in some cases provide coverage for environmental liabilities which may have occurred during the earlier policy periods.

     515 ELLIS STREET

The company has conducted an investigation of possible hazardous materials contamination of the soil and groundwater at its light industrial property at 515 Ellis Street, Mountain View, California (the "Ellis Street Property"). This investigation was conducted in connection with an inquiry by the Environmental Protection Agency ("EPA") into groundwater contamination found at certain third-party sites (the "MEW Sites") now listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Based on data made available to the company, management believes that the hazardous materials contamination emanating from the MEW Sites has resulted in contamination of the groundwater underlying its Ellis Street Property. Although the Ellis Street Property is not a MEW Site, the company, along with several other entities, has been named as a Potentially Responsible Party for remedial costs with respect to the MEW Sites in order to permit the EPA to determine whether the company might have any liability for contributing to the MEW Sites contamination.

The company's investigation did not reveal significant soil contamination at the Ellis Street Property due to on-site hazardous materials handling practices. However, if the Ellis Street Property is found to have contributed to the contamination emanating from the MEW Sites, the company could be jointly and severally responsible for remedial costs.

At the date of this Annual Report on Form 10-K, certain entities have entered into a consent decree with the EPA for remediation of the contamination emanating from the MEW Sites, and certain other entities have been ordered by the EPA to participate in the remediation. The remediation includes a regional groundwater extraction and treatment system which is expected to be installed and maintained by these parties. The company is not included in either the consent decree or order to participate in the remediation, and neither the EPA or any other party has requested that the company contribute to the MEW Sites cleanup.

Although the ultimate outcome of environmental matters is subject to uncertainties and no assurances can be given, based on its investigation conducted to date, management does not believe that the contamination arising from the MEW Sites will have a material adverse effect on the company's financial condition and results of operations. The cost of the land and improvements at the Ellis Street property, at July 31, 1994, was $1,049,000, before deduction of accumulated depreciation.

     MARYMOOR WAREHOUSE

The company has also conducted an investigation of possible contamination due to on-site handling practices at its Marymoor warehouse property located in Redmond, Washington. The investigation has shown the existence of petroleum hydrocarbon contamination in the soil at the property. As a result, the tenant at the property has conducted certain excavation and remediation activities. Additional testing is presently being conducted to confirm no further remediation is required. The company estimates the costs of this additional testing to be in the range of $10,000; however, if further remediation is required, the costs would be greater, perhaps substantially. The cost of the Marymoor land and improvements, at July 31, 1994, was $2,358,000, before deduction of accumulated depreciation.

The company believes that, under the terms of the tenant's lease, the tenant is responsible for undertaking any remediation or removal of contamination, if any, caused by the tenant. Although the ultimate outcome of environmental matters is subject to uncertainties and no assurances can be given, based on its investigations conducted to date, management believes that the contamination at the Marymoor property will not have a material adverse effect on the company's financial condition and results of operations, regardless of whether the tenant agrees to undertake any necessary remediation.

     525 ALMANOR

The former tenant at the company's light industrial property at 525 Almanor, Sunnyvale, California ("525 Almanor") has been named in an action for contribution to the costs of groundwater remediation at certain sites now listed on the National Priorities List under CERCLA. The company has been advised that the California Regional Water Quality Control Board is considering a prospective order naming the former tenant as primarily liable with respect to one area of the contamination and the company, along with certain other property owners in the area, as secondarily liable for such contamination. As of the date of this report, the company has not been named in the order, although the company has notified its former tenant that, under the terms of the tenant's lease, the tenant is responsible for conducting any remediation or removal of contamination caused by the tenant. However, there can be no assurance that the company ultimately will not have some liability with respect to this site. The cost of the 525 Almanor land and improvements, at July 31, 1994, was $4,245,000, before deduction of accumulated depreciation.


ITEM 2.   PROPERTIES

Information concerning the company's property portfolio is contained on pages 14-16 of the 1994 Annual Report, which information is hereby incorporated by reference. See also the information set forth in Schedules XI and XII under
Item 14 (d).

A majority of the company's commercial properties (i.e., properties other than apartments) are leased to tenants under long-term operating leases. For additional information regarding these leases, see Note B to the Financial Statements included in the 1994 Annual Report, incorporated herein by reference. At July 31, 1994, the company had approximately 123 separate leases with approximately 121 tenants in its commercial properties. Substantially all these leases are net leases, which require the tenant to reimburse the company for, among other things, property- and casualty-insurance. In addition, BRE carries earthquake insurance on all its properties. The annual aggregate limits for Flood and Earthquake are $5,000,000 (in California) and $10,000,000 (outside of California).

The company's apartment communities generally command rental rates in the mid to upper range of the rental market. At July 31, 1994, monthly asking rents for the company's apartment units ranged from $545 at Brookdale Glen in Portland, Oregon, to $2,050 at Sharon Green in Menlo Park, California.

The company maintains its corporate headquarters at One Montgomery Street, Suite 2500, Telesis Tower, San Francisco, California. A sublease with Wells Fargo Bank, for an eleven-year term, is for 10,142 rentable square feet at annual per square foot rents which began at $23 and rise to $34 in the tenth year. The lease term ends December 17, 1998.

CERTAIN SIGNIFICANT PROPERTIES

General

For the fiscal year ended July 31, 1994, one property had a book value equal to 10% or more of total assets or gross revenue equal to 10% or more of aggregate gross revenue: The Hub Shopping Center in Fremont, California.

THE HUB SHOPPING CENTER

The occupancy rates at the following dates are shown below:



                                             YEAR ENDED JULY 31,

                             1994        1993      1992      1991      1990
                             ----        ----      ----      ----      ----

The Hub Shopping Center       89%         93%       91%       89%       90%


The average effective annual rentals per square foot at the following dates are shown below:




                                             YEAR ENDED JULY 31,


                                1994      1993      1992      1991      1990
                                ----      ----      ----      ----      ----

The Hub Shopping Center *    $ 10.70   $ 10.43   $ 10.36   $ 10.49   $ 10.36


(* Excludes Safeway ground lease covering 49,000 square feet of improvements, at a current annual base rent of $85,000, plus a percentage rent based on gross sales).


Depreciation expense is calculated on The Hub Shopping Center, using the straight-line method and a 30 year life for the original buildings for both financial and tax reporting.





 (000 omitted except
  in realty tax rate)
                                            REPORTABLE                        REAL ESTATE
                                           DEPRECIATION       LIFE CLAIMED    TAXES FOR THE
                          FEDERAL         EXPENSE FOR THE         FOR           TAX YEAR
                         TAX BASIS           YEAR ENDED       DEPRECIATION        ENDING     REALTY TAX
                         7/31/94 (1)          7/31/94            PURPOSES        6/30/94       RATE(3)
                         -----------          -------            --------        -------       ------

The Hub Shopping Center  $ 29,164            $ 1,065             30 years       $ 424         1.0727 %
                                                                 for original
                                                                 building (2)

(1) The federal tax basis is after deduction of accumulated depreciation, as computed for tax purposes.
(2) Leasing commissions on leases with a term of five years or more are amortized over the lease term.
(3) The realty tax rate is the amount which, when multiplied by the assessed value of a property, generates the real estate taxes due.




The Hub Shopping Center has 76 tenants and 490,000 square feet of gross leasable space on 37.4 acres of land. Including a retail store owned and operated by Montgomery Ward, the center totals 659,000 square feet of gross leasable area. The open air regional shopping center is located in Fremont, California, 40 miles southeast of San Francisco and 10 miles northeast of San Jose.

The company purchased The Hub in 1973 for $10,858,000 and has subsequently expanded and remodeled it significantly. Occupancy, 93% at July 31, 1993, dropped to 89% at July 31, 1994. The past several years have been characterized by the leasing of larger spaces to more promotional tenants, including Office Max, Fashion Bug and Michael's Arts & Crafts. During fiscal 1994, BRE leased an 8,400 square foot store to Trader Joe's, which operates 62 specialty food markets, and a 9,600 square foot store to Country Harvest Buffet. These and other new leases are expected to bring occupancy to 95% by October 1994.

The Hub competes for retail tenants and customer traffic with numerous other shopping centers and discount stores (including superstores) in the area. Because large retail tenants generally draw shoppers to a center, they are typically able to negotiate lower per square-foot rents than occupants of smaller spaces.

The following table sets forth certain information regarding the six anchor tenants. Home Express and Safeway are the only tenants occupying 10% or more of the rentable square footage at The Hub.


                                                                              CURRENT
 TENANT AND            SQUARE             LEASE                               MONTHLY
PRINCIPAL BUSINESS     FOOTAGE          EXPIRATION      RENEWAL OPTIONS      BASE RENT
- - ------------------     -------          ----------      ---------------      ---------

Home Express
 Housewares            50,000           1/31/97         Two 5-year options   $25,000

Safeway
 Groceries             48,858           10/31/04        Four 5-year options    7,071*

General Cinema
 8-Screen Theater      36,437           12/31/07        Two 5-year options    43,269

Ross Dress for Less
 Clothing              29,050            1/31/95        Two 5-year options     9,321

Longs Drugs            26,584            2/28/03        Two 10-year options    4,167

Office Max
 Office/Business
   Products            19,600            12/14/01       Two 5-year options    19,167



*  Ground lease only. The tenant owns the improvements.


As of July 31, 1994, the lease expirations for the next 10 years are summarized as follows:


                       Total       Percentage
      Number of       Square        of Gross
       Tenants        Footage      Annual Rent
       -------        -------      -----------

1995      11           22,000          6.2   %

1996      9            30,000          9.3

1997      10           76,000         16.9

1998      10           21,000          8.6

1999      4            13,000          4.8

2000      3            38,000          6.1

2001      2            14,000          3.4

2002      4            27,000          7.9

2003      5            38,000          5.7

2004      4            42,000          9.1

ITEM 3.   LEGAL PROCEEDINGS

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          No matter was submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were executive officers of the company as of September 1, 1994:


                              Age at
 Name                    September 1, 1994                                           Position(s)
- - -------------------------------------------------------------------------------------------------

Arthur G. von Thaden          62                  President, Chief Executive Officer and Director
Byron M. Fox                  55                                         Executive Vice President
Ronald P. Wargo               50                                            Senior Vice President
Howard E. Mason, Jr.          61                                   Senior Vice President, Finance
Ellen G. Breslauer            46                                          Secretary and Treasurer
- - -------------------------------------------------------------------------------------------------

     Mr. Fox and Mr. Wargo were appointed to their current positions in October of 1992. All of the other executive officers have held their respective positions since September 30, 1987. Set forth below is information regarding the business experience of each of the executive officers:

     Mr. von Thaden was elected a Director of BankAmerica Realty Investors in 1981. From 1970 to 1987, he was Chief Executive Officer of BankAmerica Realty Services, Inc. ("BARSI"), the former advisor to the company.

     Mr. Fox was employed by BRE and appointed Senior Vice President in December 1987. From 1977 to 1987, he was Vice President and General Manager of Dillingham Investment Corporation, a Hawaii land-investment firm.

     Mr. Wargo was employed by BARSI in 1978, and was appointed Senior Vice President in charge of Asset Management in 1992. He holds the Certified Property Manager (CPM) designation awarded by the Institute of Real Estate Management.

     Mr. Mason was Senior Vice President, Finance of BARSI from October 1980, and was its chief financial and accounting officer from its inception in 1970. He is a Certified Public Accountant and served as Controller for Henry Doelger Builder, Inc. from 1965 to 1970.

     Ms. Breslauer was elected Secretary in September 1987 after serving from March 1981 as Treasurer of BARSI, where she had been employed since 1971. She is a Certified Public Accountant.

     There is no family relationship among any of the company's executive officers or Directors.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The shares of the company's Class A common stock are traded on the New York Stock Exchange under the symbol BRE. Information concerning the high and low closing prices for the shares and dividends paid is contained on page 31 of the 1994 Annual Report under the caption "Market Price Range and Dividends Paid Per Share," which is incorporated herein by reference. As of July 31, 1994, there were approximately 3,873 recordholders of the company's shares of Class A common stock.

ITEM 6.   SELECTED FINANCIAL DATA

          Reference is made to page 27 of the 1994 Annual Report for the Selected Financial Data required by this Item, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Reference is made to pages 28-30 of the 1994 Annual Report for Management's Discussion and Analysis of Financial Condition and Results from Operations, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 18-25 of the 1994 Annual Report for the Financial Statements, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and schedules filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) EXECUTIVE OFFICERS. See "Executive Officers of the Registrant" in Part I of this report.

          (b) DIRECTORS. The information required by this Item is hereby incorporated by reference to the company's Proxy Statement under the heading "Election of Directors" and the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under the captions "Executive Compensation and Other Information", and "Compensation Committee Report on Executive Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under the headings "Election of Directors" and "Principal Shareholders."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) and (2) The responses to these subsections of Item 14 are submitted as a separate section of this report.

                         (a)(3) List of Exhibits
                         -----------------------

   3.1    Restated Certificate of Incorporation

   3.2    By-Laws (1)

   4.1 Rights Agreement, dated as of August 14, 1989, between the company and Chemical Trust Company of California, as successor rights agent to Bank of America N.T. & S.A. (2)

 10.1     1984 Stock Option Plan, as amended to date (3)

 10.2     1992 Employee Stock Option Plan (3)

 10.3     1992 Payroll Investment Plan (3)

 10.4     Form of Indemnification Agreement (4)

 10.5     Employment agreement with Arthur G. von Thaden (5)

 10.6 Supplemental Executive Retirement Benefit agreement with Arthur G. von Thaden (5)

 10.7 Supplemental Executive Retirement Benefit agreement with Howard E. Mason, Jr. (5)

 10.8     BRE Properties, Inc. Retirement Plan (5)

 10.9 Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery Street, San Francisco, California (5)

 10.10    Form of deferred compensation agreement with Eugene P. Carver

 11       Computation of earnings per share

 13       BRE Properties, Inc. 1994 Annual Report

 21       Subsidiaries of the registrant

 24       Consent of Ernst & Young LLP

 27       Financial Data Schedule

- - --------------------

(1) Incorporated by reference to S-3 Registration Statement (No. 33-58802) filed with the Securities and Exchange Commission on February 26, 1993, as amended.

(2) Incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K dated August 14, 1989.

(3) Incorporated by reference to the company's 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 19, 1992.

(4) Incorporated by reference to S-4 Registration Statement (No. 33-9014) filed with the Securities and Exchange Commission on September 25, 1986, as amended.

(5) Incorporated by reference to the company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 24, 1988.

- - --------------------

          (b) The exhibits listed in Item (a)(3) above are submitted as a separate section of this report



          (c)  The financial statement schedules listed in response to Item
               (a)(1) and (2) are submitted as a separate section of this report.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                            BRE PROPERTIES, INC.


Dated October 11, 1994                               /s/ Arthur G. von Thaden
      ----------------                               -------------------------
                                                            Arthur G. von Thaden
                                                                       President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                     Title                             Date
- - ---------                     -----                             ----

/s/ Arthur G. von Thaden
- - -------------------------     President and Director            October 11, 1994
   (Arthur G. von Thaden)     (Principal Executive Officer)     ----------------

 /s/ Howard E. Mason, Jr.
- - -------------------------     Senior Vice President, Finance    October 11, 1994
    (Howard E. Mason, Jr.)    (Principal Financial              ----------------
                              and Accounting Officer)

 /s/ C. Preston Butcher       Director                          October 11, 1994
- - ------------------------                                        ----------------
    (C. Preston Butcher)

 /s/ Eugene P. Carver         Chairman and Director             October 11, 1994
- - ------------------------                                        ----------------
    (Eugene P. Carver)

 /s/ L. Michael Foley         Director                          October 11, 1994
- - ------------------------                                        ----------------
    (L. Michael Foley)

 /s/John McMahan              Director                          October 11, 1994
- - ------------------------                                        ----------------
   (John McMahan)

 /s/ Malcolm R. Riley         Director                          October 11, 1994
- - ------------------------                                        ----------------
    (Malcolm R. Riley)

 All of the Directors

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14 (a)(1) AND (2) AND 14 (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                       and

                          FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED JULY 31, 1994

                              BRE PROPERTIES, INC.

                            SAN FRANCISCO, CALIFORNIA

Form 10-K - Item 14 (a)(1) and (2)

List of Financial Statements and Financial Statement Schedules

Financial Statements:

The following financial statements of BRE Properties, Inc. (the "company") are incorporated by reference in Item 8 to the specified portions of the BRE Properties, Inc. Annual Report to Shareholders for the year ended July 31, 1994.

     Balance Sheets July 31, 1994 and July 31, 1993 - page 18

     Statements of Income - Years ended July 31, 1994, July 31, 1993 and July 31, 1992 - page 19

     Statements of Cash Flows Years ended July 31, 1994, July 31, 1993 and July 31, 1992 - page 20

     Statements of Shareholders' Equity Years ended July 31, 1994, July 31, 1993 and July 31, 1992 - page 21

     Notes to Financial Statements - pages 22-25

Financial Statements Schedules

The following financial statement schedules are included in Item 14(d):

     Schedule X     Supplementary income statement information
     Schedule XI    Real estate and accumulated depreciation
     Schedule XII   Mortgage loans on real estate

All other schedules (I, II, III, IV, V, VI, VII, VIII, IX, XIII and XIV) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Directors

BRE Properties, Inc.



We have audited the financial statements and related schedules of BRE Properties, Inc. listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of BRE Properties, Inc. for the year ended July 31, 1994. These financial statements and related schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRE Properties, Inc., at July 31, 1994 and 1993, and the results of its operations and cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                                             Ernst & Young LLP



San Francisco, California
August 29, 1994

                              BRE PROPERTIES, INC.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  July 31, 1994


- - ---------------------------------------------------------------------------
   COL. A                                                        COL. B (1)
- - ---------------------------------------------------------------------------
   ITEM                                       Charged to Costs and Expenses
- - ---------------------------------------------------------------------------
Year ended July 31, 1994:

   Maintenance and repairs                                       $4,966,000

   Real estate and personal property taxes                        3,043,000

Year ended July 31, 1993:

   Maintenance and repairs                                        4,015,000

   Real estate and personal property taxes                        2,266,000

Year ended July 31, 1992:

   Maintenance and repairs                                        2,771,000

   Real estate and personal property taxes                        1,762,000

(1) Amounts for the other costs and expenses items called for in this Schedule are not presented because such amounts are less than 1% of total revenues.

                              BRE PROPERTIES, INC.
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  JULY 31, 1994
                                  (000 OMITTED)

                                                                 INITIAL COST TO COMPANY
                                                                 -----------------------

                                                                                                COST
                                                                               BUILDINGS    CAPITALIZED     DEPRECI-
                                                                                     AND     SUBSEQUENT     ABLE
                                                 DATES ACQUIRED/                IMPROVE-        TO          LIVES-
NAME                  LOCATION                   CONSTRUCTED           LAND        MENTS    ACQUISITION     YEARS
- - ----                  --------                   ---------------       ----       ------    -----------     ------
Apartments

Montanosa             San Diego, California      1992/1989-1990     $ 6,005     $ 24,065        $   128        40

Mira Mesa             San Diego, California      1993                 4,869       19,493            130        40
(Cimmaron, Hacienda, Westpark)                   1985-1987

Selby Ranch           Sacramento, California     1986/1971-1974       2,660       18,340            230        40

Parkwood              Mill Creek, Washington     1989/1989            3,947       15,811             33        40

Shadowbrook           Redmond, Washington        1987/1986            3,195       12,709            488        40

The Verandas          Union City, California     1993/1989            3,233       12,932             62        40

Terra Nova Villas     Chula Vista, California    1994/1985            2,925       11,699             28        40

Brookdale Glen        Portland, Oregon           1993/1985            2,797       11,188                       40

Scottsdale Cove       Scottsdale, Arizona        1991/1992            2,385        9,186             15        40

     Expansion, under development                1993/1994              858        3,593

Winchester            San Diego, California      1994/1987            1,482        5,928             21        40

Westlake Village      Daly City, California      1972/1951-1971       7,425

Sharon Green          Menlo Park, California     1971/1970            1,250        5,770            201        45

Citywalk              Seattle, Washington        1988/1988            1,123        4,276                       40

Village Green         La Habra, California       1972/1971              372        2,763             45        40

Villa Serra           Cupertino, California      1973/1970              900
                                                                    -------     --------        -------

                                       Subtotal-Apartments           45,426      157,753          1,381
                                                                    -------     --------        -------

Shopping Centers

The Hub               Fremont, California        1973/1961-1987       5,494        5,822         28,509       30-40

El Camino             Woodland Hills, California 1971/1970            1,500       10,037          2,762        40
                                                                    -------     --------        -------

                                 Subtotal-Shopping Centers            6,994       15,859         31,271
                                                                    -------     --------        -------

                                                             GROSS AMOUNT AT WHICH CARRIED AT JULY 31, 1994
                                                             ----------------------------------------------

                                                            BUILDINGS                  ACCUMU-
                                                                  AND                    LATED
                                                             IMPROVE-                 DEPRECI-      ENCUM-
NAME                  LOCATION                      LAND        MENTS        TOTAL       ATION     BRANCES
- - ----                  --------                      ----    ---------        -----    --------     -------
Apartments

Montanosa             San Diego, California      $ 6,005     $ 24,193     $ 30,198     $   955     $17,268

Mira Mesa             San Diego, California        4,869       19,623       24,492         407      13,517
(Cimmaron, Hacienda, Westpark)

Selby Ranch           Sacramento, California       2,660       18,570       21,230       3,803      12,954

Parkwood              Mill Creek, Washington       3,947       15,844       19,791       1,877

Shadowbrook           Redmond, Washington          3,605       12,787       16,392       2,271

The Verandas          Union City, California       3,233       12,994       16,227         405

Terra Nova Villas     Chula Vista, California      2,925       11,727       14,652          97       9,182

Brookdale Glen        Portland, Oregon             2,797       11,188       13,985         373

Scottsdale Cove       Scottsdale, Arizona          2,385        9,201       11,586         526

     Expansion, under development                    858        3,593        4,451

Winchester            San Diego, California        1,482        5,949        7,431          50

Westlake Village      Daly City, California        7,425                     7,425                       *

Sharon Green          Menlo Park, California       1,250        5,971        7,221       2,785      19,649

Citywalk              Seattle, Washington          1,123        4,276        5,399         676

Village Green         La Habra, California           372        2,808        3,180       1,525

Villa Serra           Cupertino, California          900                       900                      **
                                                 -------     --------     --------     -------     -------

                       Subtotal-Apartments        45,836      158,724      204,560      15,750      72,570
                                                 -------     --------     --------     -------     -------

Shopping Centers

The Hub               Fremont, California          5,494       34,331       39,825      10,661

El Camino             Woodland Hills, California   1,500       12,799       14,299       1,776       1,374
                                                 -------     --------     --------     -------     -------

                 Subtotal-Shopping Centers         6,994       47,130       54,124      12,437       1,374
                                                 -------     --------     --------     -------     -------

                              BRE PROPERTIES, INC.
       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                                  JULY 31, 1994
                                  (000 OMITTED)

                                                                 INITIAL COST TO COMPANY
                                                                 -----------------------

                                                                                                COST
                                                                               BUILDINGS    CAPITALIZED     DEPRECI-
                                                                                     AND     SUBSEQUENT     ABLE
                                                 DATES ACQUIRED/                IMPROVE-        TO          LIVES-
NAME                  LOCATION                   CONSTRUCTED           LAND        MENTS    ACQUISITION     YEARS
- - ----                  --------                   ---------------       ----       ------    -----------     ------
Other income-producing property

Pomona Warehouse      Pomona, California         1986/1981          $ 4,077     $  8,354        $   767        40

Sorrento
  Technology          San Diego, California      1989/1985            4,046        5,520            470        40

LSI Logic             Fremont, California        1982/1982-1984       1,323        2,458          2,105        35

Fremont 3             Fremont, California        1987/1987            1,128        2,096          2,615        40

Westridge             San Diego, California      1982/1982-1984       1,072        4,300            106        35

Irvine Spectrum       Irvine, California         1985/1984            1,460        3,983                       40

Oak Creek II          Milpitas, California       1984/1980              552        4,048            312        35

525 Almanor           Sunnyvale, California      1971/1967-1992         300        1,475          2,470        45

Peppertree            Hayward, California        1981/1981              539        2,000          1,336        35

Oak Creek I           Milpitas, California       1984/1980              379        2,780             73        35

Marymoor              Redmond, Washington        1984/1980              418        1,808            132        35

Santa Clara County    Mountain View, California  1972/1971              233          703            348        45

515 Ellis             Mountain View, California  1973/1972              183          517            349        45
                                                                    -------     --------        -------
                                          Subtotal - Other           15,710       40,042         11,083        45
                                                                    -------     --------        -------

                                                     Total          $68,130     $213,654        $43,735
                                                                    -------     --------        -------
                                                                    -------     --------        -------


                                                             GROSS AMOUNT AT WHICH CARRIED AT JULY 31, 1994
                                                             ----------------------------------------------

                                                            BUILDINGS                  ACCUMU-
                                                                  AND                    LATED
                                                             IMPROVE-                 DEPRECI-      ENCUM-
NAME                  LOCATION                      LAND        MENTS        TOTAL       ATION     BRANCES
- - ----                  --------                      ----    ---------        -----    --------     -------
Other income-producing property

Pomona Warehouse      Pomona, California         $ 4,077     $  9,121     $ 13,198     $ 1,946

Sorrento
  Technology          San Diego, California        4,046        5,990       10,036         816

LSI Logic             Fremont, California          1,323        4,563        5,886       1,481

Fremont 3             Fremont, California          1,128        4,711        5,839       1,410

Westridge             San Diego, California        1,072        4,406        5,478         961

Irvine Spectrum       Irvine, California           1,460        3,983        5,443         703

Oak Creek II          Milpitas, California           552        4,360        4,912       1,170

525 Almanor           Sunnyvale, California          300        3,945        4,245         976

Peppertree            Hayward, California            539        3,336        3,875       1,259

Oak Creek I           Milpitas, California           379        2,853        3,232         803

Marymoor              Redmond, Washington            418        1,940        2,358         545

Santa Clara County    Mountain View, California      233        1,051        1,284         544

515 Ellis             Mountain View, California      183          866        1,049         463
                                                 -------     --------     --------     -------
                 Subtotal - Other                 15,710       51,125       66,835      13,077
                                                 -------     --------     --------     -------

                            Total                $68,540     $256,979     $325,519     $41,264     $73,944
                                                 -------     --------     --------     -------     -------
                                                 -------     --------     --------     -------     -------

*    Subordinated land lease
**   Nonsubordinated land lease

See Note A of Notes to Financial Statements for information related to lives on which depreciation is computed and Note E of Notes to Financial Statements for additional information concerning encumbrances at July 31, 1994.

                              BRE PROPERTIES, INC.
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  JULY 31, 1994
                                  (000 OMITTED)

     The activity in equity investments and related accumulated depreciation for the three years ended July 31, 1994 is summarized as follows:

EQUITY INVESTMENTS                                                                       1994         1993         1992
                                                                                     --------     --------     --------
Balance at beginning of year                                                         $282,012     $220,577     $212,926
                     Plus: Cash expenditures                                           45,712       33,535        4,422
                           Mortgage loan                                                            17,500
                           Acquisition through tax-deferred exchanges                               11,000        9,774
                           Assumption of bond debt                                      9,240

                     Less: Properties disposed of through tax-deferred exchanges                      (600)      (4,946)
                           Properties sold                                            (11,445)                   (1,599)
                                                                                     --------     --------     --------
                                                            Balance at end of year   $325,519     $282,012     $220,577
                                                                                     --------     --------     --------
                                                                                     --------     --------     --------

ACCUMULATED DEPRECIATION

Balance at beginning of year                                                         $ 37,563     $ 32,270     $ 28,728
                     Plus: Provision during the year through charges to income          6,674        5,453        4,629

                     Less: Fully amortized leasing commissions on expired leases         (112)        (160)        (116)
                           Accumulated depreciation on exchanged properties                                        (971)
                           Accumulated depreciation on properties sold                 (2,861)
                                                                                     --------     --------     --------

                                                            Balance at end of year   $41,264      $ 37,563     $ 32,270
                                                                                     -----------  --------     --------
                                                                                     --------     --------     --------

Approximate aggregate cost for federal income tax purposes                           $265,735     $222,229     $171,126
                                                                                     --------     --------     --------
                                                                                     --------     --------     --------


                              BRE PROPERTIES, INC.
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                  JULY 31, 1994
                                  (000 OMITTED)

                                                                             CARRYING
                                 FINAL       PERIODIC     CARRYING        AMOUNT SUBJECT TO
                    INTEREST    MATURITY     PAYMENT      AMOUNT OF     DELINQUENT PRINCIPAL
DESCRIPTION           RATE        DATE        TERMS       MORTGAGES          OR INTEREST
- - -----------         --------    --------     -------      ---------     --------------------
OFFICE BUILDING


   Washington         11%        1995           A         $3,400


CONDOMINIUM


   Tennessee        8-10       2007-2008        B          1,108


OTHER                                                          8
                                                          ------

                                                          $4,516                None
                                                          ------
                                                          ------

A    Interest only is payable monthly.  Principal is due at final maturity.

B Principal and interest are payable monthly in level amounts. Loans are fully amortizing.

                              BRE PROPERTIES, INC.
                 SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                  July 31, 1994
                                  (000 OMITTED)


The activity in mortgage loans for the three years ended July 31, 1994 is summarized as follows:


                                                                       1994           1993           1992
                                                                   --------       --------       --------
Balance at beginning of year                                         $4,836         $5,254         $5,500

                               Less:  Repayments                       (320)          (418)          (246)
                                                                        ---            ---            ---


                                          Balance at end of year     $4,516         $4,836         $5,254
                                                                      -----          -----          -----
                                                                      -----          -----          -----

Aggregate carrying amount of mortgage loans extended or renewed      $3,400         $3,400         $3,400
                                                                      -----          -----          -----
                                                                      -----          -----          -----


Approximate aggregate cost for federal income tax purposes           $4,516         $4,836         $5,254
                                                                      -----          -----          -----
                                                                      -----          -----          -----

                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

                            YEAR ENDED JULY 31, 1994

                              BRE PROPERTIES, INC.

                            SAN FRANCISCO, CALIFORNIA


 3.1   Restated Certificate of Incorporation

 3.2   By-Laws(1)

 4.1 Rights Agreement, dated as of August 14, 1989, between the company and Chemical Trust Company of California, as successor rights agent to Bank of America N.T. & S.A.(2)

10.1   1984 Stock Option Plan, as amended to date(3)

10.2   1992 Employee Stock Option Plan(3)

10.3   1992 Payroll Investment Plan(3)

10.4   Form of Indemnification Agreement(4)

10.5   Employment agreement with Arthur G. von Thaden(5)

10.6 Supplemental Executive Retirement Benefit agreement with Arthur G. von Thaden(5)

10.7 Supplemental Executive Retirement Benefit agreement with Howard E. Mason, Jr.(5)

10.8   BRE Properties, Inc. Retirement Plan(5)

10.9 Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery Street, San Francisco, California(5)

10.10  Form of deferred compensation agreement with Eugene P. Carver

11     Computation of earnings per share

13     BRE Properties, Inc. 1994 Annual Report

21     Subsidiaries of the registrant

24     Consent of Ernst & Young LLP

27     Financial Data Schedule


____________________

(1) Incorporated by reference to S-3 Registration Statement (No. 33-58802) filed with the Securities and Exchange Commission on February 26, 1993, as amended.

(2) Incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K dated August 14, 1989.

(3) Incorporated by reference to the company's 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 19, 1992.

(4) Incorporated by reference to S-4 Registration Statement (No. 33-9014) filed with the Securities and Exchange Commission on September 25, 1986, as amended

(5) Incorporated by reference to the company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 24, 1988.

(6) The company is not a party to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the company. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Commission upon request.

____________________