Form 10-Q
period 1994-10-31
BRE PROPERTIES INC
filed 1994-12-09
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1994
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305

                            BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                               94-1722214
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

          One Montgomery Street
        Telesis Tower, Suite 2500
            San Francisco, CA                          94104-5525
     -------------------------------               -------------------
      (Address of principal office)                    (Zip Code)

Registrant's telephone number,
including area code                                  (415) 445-6530
                                                   -------------------

                                  Inapplicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X                  No
                        -----                   -----


Number of shares of Class A common stock
outstanding as of October 31, 1994                     10,925,483
                                                   -------------------

PART I   FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

BALANCE SHEETS (Dollar amounts in thousands)
- --------------------------------------------------------------------------------


                                                           October 31, 1994       July 31, 1994
                                                             (unaudited)
                                                           ------------------------------------

ASSETS
Equity investments in real estate                                 $ 359,163           $ 325,519
  Less: Accumulated depreciation and amortization                   (43,049)            (41,264)
                                                                  ---------           ---------
                                                                    316,114             284,255
Investments in limited partnerships                                   1,074               1,109
                                                                  ---------           ---------
  Real estate portfolio                                             317,188             285,364
Mortgage loans                                                        5,972               4,516
Allowance for possible losses                                        (1,000)             (1,000)
                                                                  ---------           ---------
                                                                    322,160             288,880

Cash and short-term investments                                      10,110              28,938
Other assets                                                          5,088               5,077
                                                                  ---------           ---------
  Total assets                                                    $ 337,358           $ 322,895
                                                                  ---------           ---------
                                                                  ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                            $   4,113           $   3,466
Mortgage loans payable                                               88,579              73,944
                                                                  ---------           ---------
Total liabilities                                                    92,692              77,410
                                                                  ---------           ---------

Shareholders' equity
Class A common stock, $0.01 par value, issued and
  outstanding 10,925,483 at October 31, 1994 and
  10,916,483 at July 31, 1994                                           109                 109
Additional paid-in capital                                          211,619             211,340
Undistributed net realized gain on sales of properties               32,938              34,036
                                                                  ---------           ---------
  Total shareholders' equity                                        244,666             245,485
                                                                  ---------           ---------
  Total liabilities and shareholders' equity                      $ 337,358           $ 322,895
                                                                  ---------           ---------
                                                                  ---------           ---------



See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

STATEMENTS OF INCOME (unaudited)
(Amounts in thousands, except in per share data)
- --------------------------------------------------------------------------------


                                                    For the Three Months Ended
                                                            October 31
                                                    --------------------------
REVENUE                                                     1994         1993
                                                            ----         ----

Rental income                                             $14,110      $12,132
Interest on short-term investments                            242          275
Interest income on mortgage loans                             138          130
Income from limited partnerships                               82          105
Other income                                                  117           98
                                                          -------      -------
             Total revenue                                 14,689       12,740
                                                          -------      -------

EXPENSES
Operating expenses of equity investments                    4,423        4,250
Provision for depreciation and amortization                 1,785        1,574
Interest expense                                            1,451        1,007
General and administrative                                  1,573          916
                                                          -------      -------
             Total expenses                                 9,232        7,747
                                                          -------      -------

Income before gain on sales of investments                  5,457        4,993
Gain on sales of investments
                                                          -------      -------
NET INCOME                                                $ 5,457      $ 4,993
                                                          -------      -------
                                                          -------      -------

Income per share
  Primary
         Income before gain on sales of investments         $ .50        $ .46
         Gain on sales of investments
                                                          -------      -------
         Net income                                         $ .50        $ .46
                                                          -------      -------
                                                          -------      -------
Dividends declared                                          $ .60        $ .60
                                                          -------      -------
                                                          -------      -------

Weighted average shares outstanding                        10,932       10,938



See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)
- --------------------------------------------------------------------------------


                                                                               For the Three Months Ended
                                                                                       October 31
                                                                               --------------------------
                                                                                     1994           1993
                                                                                     ----           ----

Cash flows from operating activities:

Net income                                                                         $ 5,457        $ 4,993
Non-cash revenues and expenses included in income:
  Provision for depreciation and amortization                                        1,785          1,574
Increase (decrease) in accounts payable and other liabilities                          647           (296)
Other (increase) decrease                                                              711           (242)
                                                                                   -------        -------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                                         8,600          6,029
                                                                                   -------        -------

Cash flows from investing activities:

Equity investments:
  Apartments purchased                                                             (16,231)       (24,371)
  Apartment expansion                                                               (1,252)          (857)
  Refurbishment of newly acquired apartments                                           (76)
  Improvements to existing apartments                                                  (10)            (8)
  Tenant improvements and lease commissions:
    Shopping centers                                                                (1,172)          (711)
    Light industrial and warehouse                                                    (318)          (298)
  Reconditioning of light industrial and warehouse buildings                           (80)            (1)
Advances on mortgage loans receivable                                               (1,500)
Repayments on mortgage loans receivable                                                 44            112
                                                                                   -------        -------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (20,595)       (26,134)
                                                                                   -------        -------

Cash flows from financing activities:
  Mortgage loans payable:
    Prepayments                                                                                    (1,017)
    Other principal payments                                                          (278)          (153)
  Dividends paid                                                                    (6,555)        (6,550)
                                                                                   -------        -------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                                         (6,833)        (7,720)
                                                                                   -------        -------

Decrease in cash and short-term investments                                        (18,828)       (27,825)
Balance at beginning of year                                                        28,938         45,109
                                                                                   -------        -------
  Balance at end of period                                                         $10,110        $17,284
                                                                                   -------        -------
                                                                                   -------        -------


BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------
October 31, 1994



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, together with the portions of the company's 1994 Annual Report to shareholders incorporated therein by reference. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim period presented herein.

NOTE B - NET INCOME PER SHARE

     Primary net income per share is based upon the average number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

NOTE C - LITIGATION

     The company, because of the nature of its business, is sometimes subject to various threatened or filed legal claims, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on the company's results of operations, cash flows, liquidity or financial position.

NOTE D - SUBSEQUENT EVENTS

     On November 22, 1994, the Directors declared a dividend of $.60 per share, payable December 22, 1994 to shareholders of record December 5, 1994.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the purchase of seven garden apartment communities, aggregating 1,301 units, in Tucson, Arizona from The Schomac Group. Subsequent to October 31, 1994, BRE acquired two more of the seven Schomac apartment communities. To date, six of the seven have been purchased.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
October 31, 1994

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $10,110,000 at October 31, 1994, down from $28,938,000 at July 31, 1994.

In August 1994, BRE entered into an agreement to acquire seven garden apartment communities, aggregating 1,301 units, in Tucson, Arizona from the Schomac Group, a privately held apartment and self-storage developer headquartered in Tucson and not affiliated with BRE. The four properties purchased during the quarter ended October 31, 1994 were as follows:


                                                                               Principal
                                                                               Amount of
                         Number                                                Mortgages            Interest
Name                     of Units      Cost                Cash                Assumed              Rate
- ----                     --------      ----                ----                ---------            --------


Casas Lindas               144         $ 7,564,000         $ 7,564,000                  --             --
Colonia del Rio            176           8,868,000           3,554,000         $ 5,314,000          8.00%
Oracle Village             144           6,046,000           1,826,000           4,220,000          7.88%
SpringHill                 224           8,666,000           3,287,000           5,379,000          8.00%
                           ---         -----------         -----------         -----------
     TOTAL                 688         $31,144,000         $16,231,000         $14,913,000
                           ---         -----------         -----------         -----------
                           ---         -----------         -----------         -----------


The mortgages assumed mature in 2000, with aggregate balloon payments of $13,939,000 due at that time. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lenders, refinance the property with other lenders or sell assets to repay the balloon amounts.

Concurrent with the purchase of these apartment communities, BRE also funded a $1,500,000, one-year second mortgage loan, bearing interest at 10%, secured by the Mission Heights Apartments in Tucson, Arizona, to entities affiliated with the seller. Provided that no event of default has occurred, the borrower may request a one-year extension, during which the interest rate rises to 11%, and a second one-year extension, during which the interest rate rises to 12%.

Construction was also completed of a 116-unit expansion of the Scottsdale Cove Apartments in Scottsdale, Arizona. The total cost of the expansion was $5,884,000, $1,252,000 of which was invested during the quarter ended October 31, 1994. Final retentions aggregating approximately $440,000 (and included in the $5,884,000) will be disbursed in November and December as punch-list items are completed.

An additional $1,490,000 was invested during the quarter in tenant improvements and leasing commissions at shopping centers, warehouse and light industrial buildings.

Cash commitments at October 31, 1994 include the December 22, 1994 dividend payment of approximately $6,555,000. Following the close of the quarter, BRE completed the purchase of two additional Schomac apartment communities, Fountain Plaza and Hacienda del Rio. The seventh property, Camino Seco Village, is expected to be acquired by the close of the quarter ending January 31, 1995. Subject to satisfaction of certain conditions, BRE will also make an additional $1,500,000 mortgage loan to entities affiliated with the seller.

Subject to satisfaction of certain conditions, the company has committed to purchase Arcadia Cove, a 432 unit apartment community to be developed in Phoenix, Arizona. Construction is expected to begin in January 1995, with completion to follow in 14 months. The projected development cost is $24,300,000.

In addition to cash and short-term investments, the company has available bank lines of credit totaling $30,000,000. There were no borrowings under those lines of credit at October 31, 1994. The company expects to use a portion of the lines of credit to fund the cash portion of the purchase price for the Arizona acquisitions described above.

RESULTS OF OPERATIONS

Net income for the quarter ended October 31, 1994 was $5,457,000 ($.50 per share), compared to $4,993,000 ($.46 per share) for the same quarter last year. Funds from operations totaled $7,241,000 for the quarter ended October 31, 1994, up 10% from the same period last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization.

Leasing has improved at The Hub Shopping Center, with the opening of 11 new stores in the past several months. Both leasing and occupancy at The Hub are now 95%, up from 88% at July 31, 1994.

At El Camino Shopping Center, occupancy is 89%, the same as at July 31, 1994. Soil stabilization and repairs of structurally damaged buildings are underway following the January 17, 1994 Northridge earthquake. The repairs are estimated to take 8 - 10 months, with most of the related costs covered by earthquake insurance. In the industrial segment of the portfolio, two properties are currently vacant and being marketed to prospective tenants: the 358,000 square foot warehouse in Pomona, California and the 50,000 square foot Irvine Spectrum building in Irvine, California.

At October 31, 1994, overall occupancy levels by class of property were as follows:

               PROPERTY TYPE               OVERALL OCCUPANCY
               ----------------------------------------------
               Apartment Communities                      95%
               Shopping Centers                           95
               Other                                      57
                                                          --
                    WEIGHTED AVERAGE                      90%
                                                          --
                                                          --

The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income rose 16% for the October 31, 1994 quarter from the comparable period last year. Apartments acquired since August 1, 1993 generated gross rents of $2,300,000 for the quarter while apartments owned for two or more years contributed $210,000 in higher revenue (up 3%).

As part of a financial settlement received in July 1994 from the former tenant at Pomona Warehouse, BRE recorded $258,000 of rent during the quarter ended October 31, 1994. No additional revenue will be recorded until the property is leased. In addition, the tenant at Oak Creek I, who also occupies a portion of Oak Creek II, was recapitalized, enabling it to pay BRE $175,000 of back rent and reimbursement for other charges.

Revenues continue to be constrained by the two vacant commercial properties, Pomona Warehouse and Irvine Spectrum. There can be no assurance that additional vacancies will not occur.

Interest income on short-term investments increased $34,000 from the comparable quarter last year as a result of rising interest rates, despite lower average invested balances as cash was used to purchase apartments.

EXPENSES

Operating expenses of equity investments increased 4% from the year earlier period, primarily due to expenses on the new apartment acquisitions. The two vacant commercial properties, Pomona Warehouse and Irvine Spectrum, had no expense for real estate taxes during either the quarter ended October 31, 1993 or October 31, 1994, because the former tenants had reimbursed the company for the real estate taxes through December 31, 1994. Starting January 1, 1995, the annual cost for real estate taxes is estimated to be $164,000 (Pomona Warehouse) and $33,000 (Irvine Spectrum). In addition, BRE is paying for maintenance costs, such as security and landscaping, and insurance.

Interest expense was up $444,000 from the comparable quarter last year, reflecting the new mortgage loans on Selby Ranch, Mira Mesa (Cimmaron, Hacienda and Westpark), Colonia del Rio, Oracle Village and SpringHill Apartments.

General and administrative expenses include $437,000 of legal costs paid to reach an out-of-court settlement with Big V Supermarkets, Inc. and Somers Development Corporation regarding alleged chemical contamination of the soil and ground water underlying the Baldwin Place Shopping Center in Somers, New York. In addition to the legal costs which have been expensed, BRE paid $207,000 as its share of the settlement. The $207,000 is being carried in accounts receivable. BRE is seeking to recover the settlement amount and the legal costs from the approximately 30 insurance companies which provided coverage to BRE at various times throughout BRE's 1974-1983 ownership of the land underlying Baldwin Place.

GAIN ON SALES

No gain on sales of investments was recorded during the quarter ended October 31, 1994. The company has recorded in its financial statements gains totaling $59,784,000 which have been deferred for tax purposes since the company's 1970 inception through October 31, 1994.

DIVIDENDS

The $.60 per share dividend for the quarter ended October 31, 1994, was approximately 91% of funds from operations. The dividend exceeded reportable net income.

BRE PROPERTIES, INC.


PART II - OTHER INFORMATION




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibits are submitted herewith:

               11. Computation of Earnings Per Share

          (b) Reports on Form 8-K. The company did not file any reports on Form 8-K during the quarter for which this report is filed. The company filed a Current Report on Form 8-K on November 23, 1994 regarding the acquisition of 1,301 units in seven apartment communities in Tucson, Arizona from affiliates of The Schomac Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Date  December 9th, 1994                /s/ Howard E. Mason, Jr.
      ------------------                ------------------------------
                                        Howard E. Mason, Jr.
                                        Senior Vice President, Finance


Date  December 9th, 1994                /s/ Ellen G. Breslauer
      ------------------                ------------------------------
                                        Ellen G. Breslauer
                                        Secretary and Treasurer

                                  EXHIBIT INDEX


          Number         Description                             Page
          ------         -----------                             ----

          11             Computation of Earnings per Share       13