Form 10-Q
period 1995-01-31
BRE PROPERTIES INC
filed 1995-03-09
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1995
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305

                               BRE PROPERTIES, INC.
   -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        94-1722214
   -------------------------------                    --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


     One Montgomery Street
     Telesis Tower, Suite 2500
     San Francisco, CA                                        94104-5525
   -------------------------------                    --------------------------
   (Address of principal office)                              (Zip Code)

   Registrant's telephone number,
   including area code                                      (415) 445-6530
                                                      --------------------------

                                  Inapplicable
   -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X                   No
                       -------                  -------


   Number of shares of Class A common stock
    outstanding as of January 31, 1995                        10,925,483
                                                      --------------------------

PART I    FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------


BALANCE SHEETS (Dollar amounts in thousands)

                                                          January 31,          July 31,
                                                             1995                1994
                                                      -----------------   -----------------
ASSETS
Equity investments in real estate                            $ 372,579         $ 325,519
  Less: Accumulated depreciation and amortization              (44,441)          (41,264)
                                                             ----------        ---------
                                                               328,138           284,255
Investments in limited partnerships                              1,140             1,109
                                                             ----------        ---------
   Real estate portfolio                                       329,278           285,364
Mortgage loans                                                   5,896             4,516
Allowance for possible losses                                   (1,000)           (1,000)
                                                             ----------        ---------
                                                               334,174           288,880

Cash and short-term investments                                  8,138            28,938
Other assets                                                     3,752             5,077
                                                             ----------        ---------
   Total assets                                              $ 346,064         $ 322,895
                                                             ----------        ---------
                                                             ----------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                         $ 3,695           $ 3,466
Mortgage loans payable                                          97,066            73,944
                                                             ----------        ---------
   Total liabilities                                           100,761            77,410
                                                             ----------        ---------

Shareholders' equity
Class A common stock, $0.01 par value, issued and
 outstanding 10,925,483 at January 31,1995 and
 10,916,483 at July 31, 1994                                       109               109
Additional paid-in capital                                     211,619           211,340
Undistributed net realized gain on sales of properties          33,575            34,036
                                                             ----------        ---------
   Total shareholders' equity                                  245,303           245,485
                                                             ----------        ---------
   Total liabilities and shareholders' equity                $ 346,064         $ 322,895
                                                             ----------        ---------
                                                             ----------        ---------

See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

STATEMENTS OF INCOME
(Amounts in thousands, expect in per share data)
- --------------------------------------------------------------------------------

                                             For the Three Months      For the Six Months
                                               Ended January 31         Ended January 31
                                            ---------------------    ----------------------

                                               1995        1994          1995        1994
                                               ----        ----          ----        ----
REVENUE
Rental income                                 $15,209     $12,779      $29,319     $24,911
Interest on short-term investments                112         129          354         404
Interest income on mortgage loans                 165         129          303         260
Income from limited partnerships                  149         149          231         254
Other income                                      156          99          273         196
                                            ----------   ---------    ---------   ---------
                 Total revenue                 15,791      13,285       30,480      26,025
                                            ----------   ---------    ---------   ---------

EXPENSES
Operating expenses of equity investments        4,938       4,386        9,360       8,637
Provision for depreciation and amortization     1,955       1,663        3,740       3,236
Interest expense                                1,889         950        3,340       1,957
General and administrative                      1,067         807        2,641       1,724
                                            ----------   ---------    ---------   ---------
                 Total expenses                 9,849       7,806       19,081      15,554
                                            ----------   ---------    ---------   ---------

Income before gain on sales of investments      5,942       5,479       11,399      10,471
Gain on sales of investments                    1,389         169        1,389         169
  Less:  Related advisory fee                    (139)        (16)        (139)        (16)
                                            ----------   ---------    ---------   ---------
    Net gain on sales of investments            1,250         153        1,250         153
                                            ----------   ---------    ---------   ---------
NET INCOME                                     $7,192      $5,632      $12,649     $10,624
                                            ----------   ---------    ---------   ---------
                                            ----------   ---------    ---------   ---------
Income per share
  Primary
    Income before gain on
      sales of investments                       $.55        $.50        $1.05        $.96
    Net gain on sales of investments              .11         .01          .11         .01
                                            ----------   ---------    ---------   ---------
    Net income                                   $.66         .51        $1.16        $.97
                                            ----------   ---------    ---------   ---------
                                            ----------   ---------    ---------   ---------

Dividends declared                               $.63        $.60        $1.23       $1.20
                                            ----------   ---------    ---------   ---------
                                            ----------   ---------    ---------   ---------

Weighted average shares outstanding            10,934      10,939       10,933      10,938
                                            ----------   ---------    ---------   ---------
                                            ----------   ---------    ---------   ---------

See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
- --------------------------------------------------------------------------------

                                                                                                    For the Six Months Ended
                                                                                                           January 31
                                                                                                 -------------------------------
                                                                                                    1995                1994
                                                                                                    ----                ----
Cash flows from operating activities:
Net income                                                                                       $12,649             $10,624
Non-cash revenues and expenses included in income:
     Net gain on tax-deferred exchanges                                                           (1,250)
     Net gain on other sales                                                                                            (153)
Provision for depreciation and amortization                                                        3,740               3,236
Increase (decrease) in accounts payable and other liabilities                                        229                (818)
Other (increase) decrease                                                                          1,385                 552
                                                                                                 -------            --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                                                      16,753              13,441
                                                                                                 -------            --------


Cash flows from investing activities:

Equity investments:
   Apartments purchased                                                                          (18,041)            (24,371)
   Apartment expansion                                                                            (1,687)             (1,387)
   Refurbishment of newly acquired apartments                                                        (91)                (69)
   Improvements to existing apartments                                                               (53)               (113)
   Tenant improvements:
     Shopping centers                                                                             (1,891)               (820)
     Light industrial and warehouse                                                                 (608)               (585)
   Reconditioning of light industrial and
     warehouse buildings                                                                            (113)               (117)
Advances on mortgage loans receivable                                                             (1,500)
Repayments on mortgage loans receivable                                                              120                 176
                                                                                                 -------            --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                      (23,864)            (27,286)
                                                                                                 -------            --------



Cash flows from financing activities:
Mortgage loans payable:
     Prepayments                                                                                                      (1,017)
     Other principal payments                                                                       (579)               (310)
Dividends paid                                                                                   (13,110)            (13,100)
                                                                                                --------            --------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                      (13,689)            (14,427)
                                                                                                --------            --------


Decrease in cash and short-term investments                                                      (20,800)            (28,272)
Balance at beginning of year                                                                      28,938              45,109
                                                                                                --------            --------
   Balance at end of period                                                                       $8,138             $16,837
                                                                                                --------            --------
                                                                                                --------            --------

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
January 31, 1995



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

NOTE D - COMMITMENTS

     BRE has entered into a development and option agreement with Picerne Development Corporation (Picerne), an Arizona corporation, which is a wholly owned subsidiary of Picerne Investment Corporation, a privately held apartment developer headquartered in Rhode Island. Picerne is developing Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through a $23,800,000 construction loan made by Wells Fargo Bank. BRE has guaranteed repayment of the loan and has the right to acquire the property at or before completion of the construction, which is currently expected in May, 1996. In the meantime, BRE is making monthly option payments to Picerne of $60,000 (February 1995- July 1995) and $134,000 (August 1995- March 1996). BRE's
purchase commitment to Picerne is $22,396,000, plus the option payments through the date of purchase.

NOTE E - SUBSEQUENT EVENTS


     On February 27, 1995, the Directors declared a dividend of $.63 per share, payable March 23, 1995 to shareholders of record March 10, 1995.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
January 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $8,138,000 at January 31, 1995, down from $28,938,000 at July 31, 1994.

In August 1994, BRE entered into an agreement to acquire seven garden apartment communities, aggregating 1,301 units, in Tucson, Arizona from the Schomac Group, a privately held apartment and self-storage developer headquartered in Tucson and not affiliated with BRE. The six properties purchased during the six months ended January 31, 1995 were as follows:

                                                                                               Principal
                                                                                               Amount of
                              Number                                                           Mortgages           Interest
Name                          of Units                 Cost                Cash                Assumed             Rate
- ----                          --------                 ----                ----                -------             ----
Casas Lindas                     144                   $ 7,564,000         $ 7,564,000              --               --
Colonia del Rio                  176                     8,868,000           3,558,000        $ 5,310,000          8.00%
Fountain Plaza                   197                     4,535,000           1,384,000          3,151,000          7.50%
Hacienda del Rio                 248                     9,296,000             418,000 (1)      5,645,000          6.45%
Oracle Village                   144                     6,046,000           1,826,000          4,220,000          7.88%
SpringHill                       224                     8,666,000           3,291,000          5,375,000          8.00%
                               -----                   -----------         -----------        -----------
        TOTAL                  1,133                   $44,975,000         $18,041,000        $23,701,000
                               -----                   -----------         -----------        -----------
                               -----                   -----------         -----------        -----------

(1) The cash investment in Hacienda del Rio included $3,233,000 in proceeds from a tax-deferred exchange for Marymoor Warehouse, in Redmond, Washington.

The mortgages on Fountain Plaza and Hacienda del Rio are fully amortizing, with final maturities in 2028. The three other mortgages assumed mature in the year 2000, with aggregate balloon payments of $13,939,000 due at that time. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lenders, refinance the property with other lenders or sell assets to repay the balloon amounts.

In October 1994, concurrent with the purchase of these apartment communities, BRE also funded a $1,500,000, one-year second mortgage loan, bearing interest at 10%, secured by the Mission Heights Apartments in Tucson, Arizona, to entities affiliated with the seller. Provided that no event of default has occurred, the borrower may request a one-year extension, during which the interest rate rises to 11%, and a second one-year extension, during which the interest rate rises to 12%.

During the six months ended January 31, 1995, construction of a 116-unit expansion of the Scottsdale Cove Apartments in Scottsdale, Arizona was completed. The total cost of the expansion was $6,138,000, $1,687,000 of which was invested during the six months ended January 31, 1995.

As discussed further in Results of Operations, BRE has increased occupancy at both The Hub and El Camino shopping centers. Space preparation and improvements for the new tenants cost $1,572,000 at The Hub and $319,000 at El Camino. In addition, BRE invested $749,000 for a new tenant at 515 Ellis, which property is now under contract for sale at a reportable gain of approximately $1,055,000.

Cash commitments at January 31, 1995 include the March 23, 1995 dividend payment of approximately $6,883,000.

As discussed in Note D, BRE plans to acquire Arcadia Cove, a 432-unit apartment community currently under development.

In addition to cash and short-term investments, the company has available bank lines of credit totaling $30,000,000. There were no borrowings under those lines of credit at January 31, 1995. Management believes that its liquidity and financial resources are sufficient to meet anticipated cash requirements.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended January 31, 1995 was $7,192,000 ($.66 per share), and $12,649,000 ($1.16 per share), respectively, compared to $5,632,000 ($.51 per share) and $10,624,000 ($.97 per share) for the same periods last year. Included in the January 31, 1995 results were net gains on sales of investments of $1,250,000 ($.11 per share) for both the quarter and six months, compared to $153,000 ($.01 per share) for both the quarter and six months last year.

Funds from operations totaled $7,897,000 and $15,139,000 for the quarter and six months ended January 31, 1995, up 11% and 10% from the comparable periods last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization.

Leasing has improved at The Hub Shopping Center, with the opening of 11 new stores in the past several months. Both leasing and occupancy at The Hub are now 95%, up from 89% at July 31, 1994. New tenants include Trader Joe's, which operates 62 specialty food markets, Old Navy (part of The Gap), Taco Bell, Styles for Less and Country Harvest Buffet. At El Camino Shopping Center, occupancy is 93%, up from 89% at July 31, 1994. Soil stabilization and repairs of structurally damaged buildings are underway following the January 17, 1994 Northridge earthquake. The repairs are estimated to be completed by July 1995, with most of the costs covered by earthquake insurance. The net operating income at both shopping centers improved during the six months ended January 31, 1995 over the comparable period last year, which included expenses for roof replacements of $142,000 at The Hub and $100,000 at El Camino. In accordance with industry practices, commencing August 1, 1994, future roof replacements for all properties will be capitalized and depreciated over the expected useful life. Roof repairs will continue to be expensed.

In the industrial segment of the portfolio, two properties are currently vacant and being marketed to prospective tenants: the 358,000 square foot warehouse in Pomona, California and the 50,000 square foot Irvine Spectrum building in Irvine, California. Preliminary sale negotiations are underway on Pomona Warehouse.

At January 31, 1995, overall occupancy levels by class of property were as follows:

          PROPERTY TYPE                           OVERALL OCCUPANCY
          ---------------------------------------------------------
          Apartment Communities                         96  %

          Shopping Centers, including partnerships      96

          Other                                         54
                                                        --
                WEIGHTED AVERAGE                        90  %
                                                        --
                                                        --

The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income, comprising approximately 96% of total revenue, rose 19% for the quarter and 18% for the six months ended January 31, 1995 from the comparable periods last year. Apartments acquired since August 1, 1993 generated gross rents of $3,579,000 and $5,879,000 for the quarter and six months, up from $872,000 and $1,160,000 for the comparable periods last year. Apartments owned for two or more years contributed $208,000 and $418,000, respectively, in higher revenue (up 3%).

As part of a financial settlement received in July 1994 from the former tenant at Pomona Warehouse, BRE recorded $258,000 of rent during the first quarter ended October 31, 1994. No additional revenue will be recorded until the property is leased. Also during the first quarter ended October 31, 1994, the tenant at Oak Creek I, who also occupies a portion of Oak Creek II, was recapitalized, enabling it to pay BRE $175,000 of back rent and reimbursement for other charges.

Revenues continue to be constrained by the two vacant commercial properties, Pomona Warehouse and Irvine Spectrum. There can be no assurance that additional vacancies will not occur.

EXPENSES

Operating expenses of equity investments increased 13% and 8% for the quarter and six months ended January 31, 1995 from the year earlier periods, primarily due to expenses on the new apartment acquisitions. On January 17, 1995, a combination of heavy rains, high winds and debris resulted in the collapse of an approximately 1,200 square foot section of the roof (out of a total 85,680 square feet) at 525 Almanor. The damage has been repaired, for a total estimated cost of $375,000. Most of this cost is expected to be recovered through property insurance. BRE has expensed $100,000 as the amount of the deductible under its property insurance coverage.

The two vacant commercial properties, Pomona Warehouse and Irvine Spectrum, had no expense for real estate taxes during either the quarter ended October 31, 1993 or October 31, 1994, because the former tenants had reimbursed the company for the real estate taxes through December 31, 1994. Starting January 1, 1995, the annual cost for real estate taxes is estimated to be $164,000 (Pomona Warehouse) and $33,000 (Irvine Spectrum). In addition, BRE is paying maintenance costs, such as security, landscaping and insurance.

Interest expense approximately doubled for the quarter and six months ended January 31, 1995 from the comparable periods last year, reflecting the new mortgage loans on Selby Ranch, Mira Mesa (Cimmaron, Hacienda and Westpark), and the Schomac apartments.

General and administrative expenses for the first quarter ended October 31, 1994 include $437,000 of legal costs paid to reach an out-of-court settlement with Big V Supermarkets, Inc. and Somers Development Corporation regarding alleged chemical contamination of the soil and ground water underlying the Baldwin Place Shopping Center in Somers, New York. In addition to the legal costs which have been expensed, BRE paid $207,000 as its share of the settlement. The $207,000 is being carried in accounts receivable. BRE is seeking to recover the settlement amount as well as its legal costs from the insurance companies which provided coverage to BRE at various times throughout BRE's 1974-1983 ownership of the land underlying Baldwin Place.

On December 19, 1994, the company announced the retirement of Eugene P. Carver as Chairman and as a Director. Director John McMahan was appointed interim Chairman. Arthur G. von Thaden, BRE's Chief Executive Officer since the company's founding in 1970, will replace Mr. McMahan as Chairman once a new Chief Executive Officer is employed. Director L. Michael Foley is heading the search committee , which has agreed to compensate an executive search firm an amount equal to one-third of the successful candidate's estimated first year cash compensation. The estimated fee is $100,000, of which $20,000 was paid during the quarter ended January 31, 1995.

GAIN ON SALES

During the quarter and six months ended January 31, 1995, BRE recorded a gross gain of $1,389,000 on the tax-deferred exchange of Marymoor Warehouse in Redmond, Washington. The proceeds were reinvested in Hacienda del Rio Apartments in Tucson, Arizona. The net gain on the transaction was $1,250,000 ($.11 per share), after 10% of the gross gain was credited against the prepaid advisory fee to BankAmerica Corporation for termination of its Advisory Agreement with the company in September 1987. Originally $4,508,000, the prepaid advisory fee had been reduced to $1,402,000 at January 31, 1995. The company has recorded in its financial statements gains totaling $61,173,000 which have been deferred for tax purposes since the company's 1970 inception through January 31, 1995.

The company has entered into an agreement to sell its light industrial property located at 515 Ellis, in Mountain View, California. This sale is expected to result in a reportable gain of approximately $1,055,000. In addition, preliminary sale negotiations are underway on Pomona Warehouse, a currently vacant light industrial property, located in Pomona, California. This sale (if successful) is expected to result in a reportable loss, which will be more than offset by the reportable gains on Marymoor and 515 Ellis. The sales of 515 Ellis and Pomona Warehouse are both intended for tax-deferred exchanges.


DIVIDENDS

The $.63 per share dividend declared for the quarter ended January 31, 1995, was approximately 88% of funds from operations.

BRE PROPERTIES, INC.
PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on November 22, 1994, the shareholders elected two Directors for three-year terms, approved the amended and restated 1992 Employee Stock Plan, approved the 1994 Non-Employee Director Stock Plan, and the selection of auditors by the following votes:




                                                                 FOR                   AGAINST                WITHHELD
                                                         ---------------------         -------                --------
                                        No. of            % of        % of             No. of                  No.of
                                        Shares           Quorum    Outstanding         Shares                  Shares
                                        ------           ------    -----------         ------                  ------

ITEM NO. 1
  (Election of Directors)

CLASS I
Malcolm R. Riley                       9,036,426          99%          83%               --                   94,635
Arthur G. von Thaden                   9,040,492          99           83                --                   90,569

ITEM NO. 2
  (Approval of
Amended and Restated                   8,646,848          95           79             311,833                172,380
1992 Employee Stock
Plan)

ITEM NO. 3
  (Approval of 1994
Non-Employee                           8,472,943          93           78             442,269                215,849
Director Stock Plan)

ITEM NO. 4
  (Approval of                         9,017,102          99           83              50,564                 63,395
Auditors)


There were no broker non-votes on any of the four items.

The terms of office of the company's four other directors continued after the Annual Meeting, as follows:


                                              Term Expires
                                              ------------
                         C. Preston Butcher       1996
                         Eugene P. Carver         1996*
                         L. Michael Foley         1995
                         John McMahan             1995

* On December 19, 1994, Mr. Carver retired as Chairman and as Director. The Directors appointed John McMahan as interim Chairman. Mr. von Thaden, BRE's Chief Executive Officer (CEO) since the company's founding in 1970, will replace Mr. McMahan as Chairman once a new CEO has been employed. Mr. Foley is heading the Search Committee for a candidate to fill the position of CEO.

PART II - OTHER INFORMATION


Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits

                              The following exhibits are submitted herewith:

                              10.1 Agreement for Continuing Services between the company and Arthur G. von Thaden

                              11.0  Computation of Earnings Per Share

                         (b) Reports on Form 8-K. The company filed a Current Report on Form 8-K on November 23, 1994 regarding the acquisition of 1,301 units in seven apartment communities in Tucson, Arizona from affiliates of The Schomac Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BRE PROPERTIES, INC.
                                                          (Registrant)





Date    March 9, 1995                             /s/ Howard E. Mason, Jr.
        ---------------------------          ----------------------------------
                                                  Howard E. Mason, Jr.
                                                  Senior Vice President, Finance


Date    March 9, 1995                             /s/ Ellen G. Breslauer
        ---------------------------          ----------------------------------
                                                  Ellen G. Breslauer
                                                  Secretary and Treasurer

                                  EXHIBIT INDEX


          Number                   Description
          ------                   -----------
          10.1                     Agreement for Continuing Services between the
                                   company and Arthur G. von Thaden

          11.0                     Computation of Earnings per Share

          27                       Financial Data Schedule