Form 10-Q
period 1995-04-30
BRE PROPERTIES INC
filed 1995-06-09
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1995
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305

                              BRE PROPERTIES, INC.
   ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     94-1722214
   ---------------------------------                   --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          One Montgomery Street
          Telesis Tower, Suite 2500
          San Francisco, CA                                 94104-5525
   ---------------------------------                   --------------------
  (Address of principal office)                              (Zip Code)


  Registrant's telephone number,
  including area code                                     (415) 445-6530
                                                       --------------------

                                  Inapplicable
   ------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes   X   .                         No        .
                   -------                            --------




  Number of shares of Class A common stock
    outstanding as of April 30, 1995                            10,937,983
                                                             ------------------

PART I    FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


BRE PROPERTIES, INC.
- -------------------------------------------------------------------------------

BALANCE SHEETS (Dollar amounts in thousands)
- -------------------------------------------------------------------------------------------------------------------
                                                                 April 30,                          July 31,
                                                                   1995                               1994
                                                              -----------------                 -------------------
ASSETS

Equity  investments in real estate                               $ 369,648                          $ 325,519

    Less: Accumulated depreciation and amortization                (45,925)                           (41,264)
                                                                 ---------                          ---------
                                                                   323,723                            284,255

Investments in limited partnerships                                  1,146                              1,109
                                                                 ---------                          ---------
    Real estate portfolio                                          324,869                            285,364

Mortgage loans                                                       5,983                              4,516

Allowance for possible losses                                       (1,250)                            (1,000)
                                                                 ---------                          ---------
                                                                   329,602                            288,880


Cash and short-term investments                                      9,674                             28,938

Other assets                                                         4,645                              5,077
                                                                 ---------                          ---------
    Total assets                                                 $ 343,921                          $ 322,895
                                                                 ---------                          ---------
                                                                 ---------                          ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                             $ 3,318                            $ 3,466

Mortgage loans payable                                              96,886                             73,944
                                                                 ---------                          ---------
    Total liabilities                                              100,204                             77,410
                                                                 ---------                          ---------

Shareholders' equity

Class A common stock, $0.01 par value, issued and
  outstanding 10,937,983 at April 30,1995 and
  10,916,483 at July 31, 1994                                          109                                109

Additional paid-in capital                                         212,003                            211,340

Undistributed net realized gain on sales of properties              31,605                             34,036
                                                                 ---------                          ---------
     Total shareholders' equity                                    243,717                            245,485
                                                                 ---------                          ---------
     Total liabilities and shareholders' equity                  $ 343,921                          $ 322,895
                                                                 ---------                          ---------
                                                                 ---------                          ---------

See notes to financial statements.

BRE PROPERTIES, INC.
- -------------------------------------------------------------------------------

STATEMENTS OF INCOME
(Amounts in thousands, except in per share data)
- ----------------------------------------------------------------------------------------------------------------------
                                                                   For the three months         For the nine months
                                                                      ended April 30               ended April 30
                                                                 -------------------------     -----------------------

                                                                      1995        1994          1995          1994
                                                                      ----        ----          ----          ----
REVENUE
Rental income                                                       $15,270     $12,665       $44,589       $37,576
Interest on short-term investments                                      132         186           486           591
Interest income on mortgage loans                                       189         123           493           382
Income from limited partnerships                                        140         120           371           374
Other income                                                            200          90           473           287
                                                                   --------    --------      --------      --------
                  Total revenue                                      15,931      13,184        46,412        39,210
                                                                   --------    --------      --------      --------

EXPENSES
Operating expenses of equity investments                              4,968       4,039        14,328        12,675
Provision for depreciation and amortization                           1,958       1,707         5,698         4,943
Interest expense                                                      1,886       1,209         5,226         3,166
General and administrative                                            1,326         817         3,968         2,542
                                                                   --------    --------      --------      --------
                   Total expenses                                    10,138       7,772        29,220        23,326
                                                                   --------    --------      --------      --------

Income before gain (loss) on investments                              5,793       5,412        17,192        15,884
Gain on sales of investments                                          1,244                     2,633           169
       Less:  Related advisory fee                                     (124)                     (263)          (16)
                                                                   --------    --------      --------      --------
         Net gain on sales of investments                             1,120                     2,370           153
Provision for possible investment losses                             (2,000)                   (2,000)
                                                                   --------    --------      --------      --------
                              NET INCOME                             $4,913      $5,412       $17,562       $16,037
                                                                   --------    --------      --------      --------
                                                                   --------    --------      --------      --------

Income per share
  Primary
    Income before gain on
      sales of  investments                                            $.53        $.50         $1.57         $1.46
    Net gain on sales of investments                                    .10                       .22           .01
    Provision for possible investment losses                           (.18)                     (.18)
                                                                   --------    --------      --------      --------
                              NET INCOME                               $.45        $.50         $1.61         $1.47
                                                                   --------    --------      --------      --------
                                                                   --------    --------      --------      --------

Dividends declared                                                     $.63        $.60         $1.86         $1.80
                                                                   --------    --------      --------      --------
                                                                   --------    --------      --------      --------

Weighted average shares outstanding                                  10,937      10,936        10,935        10,935
                                                                   --------    --------      --------      --------
                                                                   --------    --------      --------      --------

See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
- -------------------------------------------------------------------------------------------------------
                                                                              For the nine months ended
                                                                                      April 30
                                                                             --------------------------
                                                                                 1995           1994
                                                                                 ----           ----
Cash flows from operating activities:
  Net income                                                                  $17,562        $16,037
  Non-cash revenues and expenses included in income:
      Net gain on tax-deferred exchanges                                       (2,370)
      Net gain on other sales                                                                   (153)
      Provision for depreciation and amortization                               5,698          4,943
      Provision for possible investment losses                                  2,000
  Increase (decrease) in accounts payable and other liabilities                  (148)        (1,239)
  Other (increase) decrease                                                       473            790
                                                                             --------       --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                                   23,215         20,378
                                                                             --------       --------

Cash flows from investing activities:
  Equity investments:
    Apartments purchased                                                      (18,041)       (46,346)
    Apartment expansion                                                        (1,687)        (2,574)
      Refurbishment of newly acquired apartments                                 (116)          (165)
    Funds in escrow for tax-deferred exchange                                   2,591
    Improvements to existing apartments                                           (55)          (205)
    Space preparation and tenant improvements:
      Shopping centers                                                         (2,466)          (915)
      Light industrial and warehouse                                             (616)          (947)
    Reconditioning of industrial buildings                                       (120)          (550)
  Advances on mortgage loans receivable                                        (1,600)
  Repayments on mortgage loans receivable                                         383            307
                                                                             --------       --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (21,727)       (51,395)
                                                                             --------       --------

Cash flows from financing activities:
  Mortgage loans payable:
      New mortgage loans payable                                                              28,958
      Prepayments                                                                             (1,017)
      Other principal payments                                                   (759)          (434)
  Dividends paid                                                              (19,993)       (19,650)
                                                                             --------       --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (20,752)         7,857
                                                                             --------       --------

Decrease in cash and short-term investments                                   (19,264)       (23,160)

Balance at beginning of year                                                   28,938         45,109
                                                                             --------       --------
  Balance at end of period                                                     $9,674        $21,949
                                                                             --------       --------
                                                                             --------       --------

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
April 30, 1995


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

NOTE B - NET INCOME PER SHARE

     Primary net income per share is based upon the weighted average number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

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

NOTE D - COMMITMENTS

     BRE has entered into a development and option agreement with Picerne Development Corporation (Picerne), an Arizona corporation, which is a wholly owned subsidiary of Picerne Investment Corporation, a privately held apartment developer headquartered in Rhode Island. Picerne is developing Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through two loans made by Wells Fargo Bank. The two loans are for $4,226,000 (standing loan) and $19,125,000 (construction loan), for a total of $23,351,000. BRE has guaranteed repayment of the loans and has the right to acquire the property at or before completion of the construction, which is currently expected in mid-1996. In the meantime, BRE is making monthly option payments to Picerne of $60,000 (February 1995- July 1995) and $134,000 (August 1995- March 1996). BRE's purchase commitment to Picerne upon completion is $22,396,000, plus the option payments and interest cost through the date of purchase.

     In addition, BRE has committed to purchase two phases of Newport Landing Apartments, in Glendale, Arizona. Phase I, which includes 240 units constructed in 1987, is scheduled for purchase in July 1995, for $9,235,000. Phase II is also planned to include 240 units, with construction expected to begin during the summer of 1995 and be completed 12 months thereafter. Picerne, which owns Phase I, will be developing Phase II for BRE. BRE's cost for Phase II is projected to be $12,784,000.

NOTE E - SUBSEQUENT EVENTS

     On May 22, 1995, the Directors declared a dividend of $.63 per share, payable June 22, 1995 to shareholders of record June 2, 1995.

     On June 6, 1995, the company announced the election of Frank C. McDowell as president and chief executive officer and as a director. The company's former president and chief executive officer, Arthur G. von Thaden, became chairman of the board of directors of the company.

BRE PROPERTIES, INC.
- -------------------------------------------------------------------------------

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
April 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $9,674,000 at April 30, 1995, down from $28,938,000 at July 31, 1994.

In August 1994, BRE entered into an agreement to acquire seven garden apartment communities, aggregating 1,301 units, in Tucson, Arizona from the Schomac Group, a privately held apartment and self-storage developer headquartered in Tucson and not affiliated with BRE. The six properties purchased during the nine months ended April 30, 1995 were as follows:

                                                                           Principal
                                                                           Amount of
                         Number                                            Mortgages           Interest
Name                     of Units       Cost           Cash                Assumed             Rate
- ----                     --------       ----           ----                -------             ----

Casas Lindas                 144        $7,564,000     $7,564,000               -               -
Colonia del Rio              176         8,868,000      3,558,000          $5,310,000            8.00%
Fountain Plaza               197         4,535,000      1,384,000           3,151,000            7.50%
Hacienda del Rio             248         9,296,000        418,000(1)        5,645,000            6.45%
Oracle Village               144         6,046,000      1,826,000           4,220,000            7.88%
SpringHill                   224         8,666,000      3,291,000           5,375,000            8.00%
                            ----       -----------    -----------         -----------
      TOTAL                1,133       $44,975,000    $18,041,000         $23,701,000
                           -----       -----------    -----------         -----------
                           -----       -----------    -----------         -----------

(1) The cash investment in Hacienda del Rio included $3,233,000 in proceeds from a tax-deferred exchange for Marymoor Warehouse, in Redmond, Washington.

The seventh property, Camino Seco Village, is expected to be acquired during the quarter ended July 31, 1995, as a tax-deferred exchange for 515 Ellis. 515 Ellis was sold during the quarter ended April 30, 1995, and the proceeds were placed in escrow for a tax-deferred exchange.

The mortgages on Fountain Plaza and Hacienda del Rio are fully amortizing, with final maturities in 2028. The three other mortgages assumed mature in the year 2000, with aggregate balloon payments of $13,939,000 due at that time. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lenders, refinance the properties with other lenders or sell assets to repay the balloon amounts.

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

During the nine months ended April 30, 1995, construction was completed of a 116-unit expansion of the Scottsdale Cove Apartments in Scottsdale, Arizona. The total cost of the expansion was $6,138,000, $1,687,000 of which was invested during the nine months ended April 30, 1995.

As discussed further in Results of Operations, BRE has increased occupancy at both The Hub and El Camino shopping centers. Space preparation and improvements for new tenants cost $2,079,000 at The Hub and $387,000 at El Camino. In addition, BRE invested $749,000 for a new tenant at 515 Ellis, which property was subsequently sold for a reportable net gain of $1,120,000.

Cash commitments at April 30, 1995 include the June 22, 1995 dividend payment of approximately $6,891,000 and the $9,235,000 purchase price for the first phase of the Newport Landing Apartments (scheduled to close by July 31, 1995). The acquisition may be funded through a tax-deferred exchange for the Pomona Warehouse Property or by a combination of cash on hand and borrowings under the existing lines of credit.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE plans to acquire Arcadia Cove, a 432-unit apartment community currently under development, and the second phase of Newport Landing, in the fourth quarter of fiscal 1996. The aggregate purchase price for these properties is approximately $36,657,000 (including, in the case of Arcadia Cove, option payments made by the company).

In addition to cash and short-term investments, the company has available bank lines of credit totaling $30,000,000. There were no borrowings under those lines of credit at April 30, 1995. Management believes that its liquidity and financial resources are sufficient to meet anticipated cash requirements.

RESULTS OF OPERATIONS

Net income for the quarter and nine months ended April 30, 1995 was $4,913,000 ($.45 per share) and $17,562,000 ($1.61 per share), respectively, compared to $5,412,000 ($.50 per share) and $16,037,000 ($1.47 per share) for the same periods last year. Included in the April 30, 1995 results were net gains on sales of investments of $1,120,000 ($.10 per share) and $2,370,000 ($.22 per share) for the quarter and nine months, compared to $153,000 ($.01 per share) for the nine months last year. In addition, the quarter and nine months ended April 30, 1995 include a provision for possible investment losses of $2,000,000 ($.18 per share).

Funds from operations totaled $7,751,000 and $22,890,000 for the quarter and nine months ended April 30, 1995, up 9% and 10% from the comparable periods last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation, amortization and provisions for possible investment losses.

Leasing has improved at The Hub Shopping Center, with the opening of 8 new stores during the past year. Both leasing and occupancy at The Hub are now 95%, up from 89% at July 31, 1994. New tenants include Trader Joe's, which operates 62 specialty food markets, Old Navy (part of The Gap), Taco Bell, Styles for Less and Country Harvest Buffet. At El Camino Shopping Center, occupancy is 92%, up from 89% at July 31, 1994. Soil stabilization and repairs of structurally damaged buildings continue as a result of the January 17, 1994 Northridge earthquake. The repairs are estimated to be completed by July 1995, with most of the costs covered by earthquake insurance. Taken together, the net operating income at the two shopping centers improved by approximately 19% during the nine months ended April 30, 1995 over the comparable period last year, which included expenses for roof replacements of $157,000 at The Hub and $100,000 at El Camino. In accordance with industry practices, commencing August 1, 1994, roof replacements for all properties (which had previously been expensed) are capitalized and depreciated over the expected useful life. Roof repairs continue to be expensed.

 In the industrial segment of the portfolio, two properties are currently vacant and being marketed to prospective tenants: the 358,000 square foot warehouse in Pomona, California and the 50,000 square foot Irvine Spectrum building in Irvine, California. Preliminary sale negotiations are underway on Pomona Warehouse, although there can be no assurance that a sale will be effected. As discussed below, the carrying value of the Pomona Warehouse was reduced by $1,750,000 during the third quarter.

At April 30, 1995, overall occupancy levels by class of property were as follows:


           PROPERTY TYPE                               OVERALL OCCUPANCY
           -------------------------------------------------------------
           Apartment Communities                                 95 %

           Shopping Centers, including partnerships              96

           Other                                                 54
                                                                 --
               WEIGHTED AVERAGE                                  90 %
                                                                 --
                                                                 --

The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income, comprising approximately 96% of total revenue, rose 21% for the quarter and 19% for the nine months ended April 30, 1995, respectively, from the comparable periods last year. Apartments acquired since August 1, 1993 generated gross rents of $3,695,000 and $9,574,000 for the quarter and nine months, up from $1,224,000 and $2,384,000 for the comparable periods last year. Apartments owned for two or more years contributed $155,000 and $573,000, respectively, in higher revenue (up 2%).

As part of a financial settlement received in July 1994 from the former tenant at Pomona Warehouse, BRE recorded $258,000 of rent during the first quarter ended October 31, 1994. No additional rental revenue will be recorded until the property is leased. Also during the first quarter ended October 31, 1994, the tenant at Oak Creek I, who also occupies a portion of Oak Creek II, was recapitalized, enabling it to pay BRE $175,000 of back rent and reimbursement for other charges. During the quarter ended April 30, 1995, BRE reached agreement with the former tenant at the Irvine Spectrum property. As a result of the settlement, BRE received reimbursement for the calendar 1995 real estate taxes, a portion of BRE's legal expenses and $121,000 of back rent.

Revenues continue to be constrained by the two vacant commercial properties, Pomona Warehouse and Irvine Spectrum. There can be no assurance that additional vacancies will not occur.

EXPENSES

Operating expenses of equity investments increased 23% and 13% for the quarter and nine months ended April 30, 1995 from the year-earlier periods, primarily due to expenses on the new apartment acquisitions. On January 17, 1995, a combination of heavy rains, high winds and debris resulted in the collapse of an approximately 1,200 square foot section of the roof (out of a total 85,680 square feet) at 525 Almanor. The damage has been repaired, for a total estimated cost of $375,000. Most of this cost is expected to be recovered through property insurance. BRE has expensed $100,000 as the amount of the deductible under its property insurance coverage.

The two vacant commercial properties, Pomona Warehouse and Irvine Spectrum, had no expense for real estate taxes through December 31, 1994, because the former tenants had reimbursed the company for the real estate taxes. In addition, BRE received reimbursement for the calendar 1995 real estate taxes from the former tenant at Irvine Spectrum. Starting January 1, 1995, the annual cost for real estate taxes for Pomona Warehouse is estimated to be $100,000 (reduced from the previous estimate of $164,000). In addition, BRE is paying maintenance costs, such as security, landscaping and insurance, for both the Pomona and Irvine properties.

Interest expense rose 56% and 65% for the quarter and nine months ended April 30, 1995, respectively, from the comparable periods last year, reflecting the approximately $50,301,000 principal amount of new mortgage loans on Selby Ranch, Mira Mesa (Cimmaron, Hacienda and Westpark), and the Schomac apartments.

General and administrative expenses for the first quarter ended October 31, 1994 include $437,000 of legal costs paid to reach an out-of-court settlement with Big V Supermarkets, Inc. and Somers Development Corporation regarding alleged chemical contamination of the soil and ground water underlying the Baldwin Place Shopping Center (a former BRE investment) in Somers, New York. In addition to the legal costs which have been expensed, BRE paid $207,000 as its share of the settlement. The $207,000 is being carried in accounts receivable. BRE is seeking to recover the settlement amount as well as its legal costs from the insurance companies which provided coverage to BRE at various times throughout BRE's 1974-1983 ownership of the land underlying Baldwin Place. BRE has received commitments from four insurance companies and is still pursuing a fifth for full recovery of legal expenses to date.

General and administrative expenses also include $50,000 paid to an executive search firm in connection with the review of potential candidates to succeed Mr. von Thaden as Chief Executive Officer, and $102,000 paid for investment banking services in connection with the company's strategic planning process. Mr. McMahan, acting as interim Chairman of the company, and Mr. Foley, acting as head of the company's search committee, are receiving fees for their services in such capacities of $10,000 and $5,000 per month, respectively. These amounts, together with regular Directors' fees, are also included in general and administrative expenses.

GAIN ON SALES

During the third quarter ended April 30, 1995, BRE recorded a gross gain of $1,244,000 on the sale of its light industrial property located at 515 Ellis in Mountain View, California. The sale is expected to be a tax-deferred exchange, with the proceeds being invested in Camino Seco Village Apartments in Tucson, Arizona.

During the second quarter ended January 31, 1995, BRE recorded a gross gain of $1,389,000 on the tax-deferred exchange of Marymoor Warehouse in Redmond, Washington. The proceeds were reinvested in Hacienda del Rio Apartments in Tucson, Arizona. The net gain on the two transactions was $2,370,000 ($.22 per share), after 10% of the gross gain was credited against the prepaid advisory fee to BankAmerica Corporation for termination of its Advisory Agreement with the company in September 1987. Originally $4,508,000, the prepaid advisory fee had been reduced to $1,278,000 at April 30, 1995. The company has recorded in its financial statements through April 30, 1995 gains totaling $62,417,000 which have been deferred for tax purposes since the company's 1970 inception.

PROVISION FOR POSSIBLE INVESTMENT LOSSES

Preliminary sale negotiations are underway on Pomona Warehouse, a currently vacant light industrial property, located in Pomona, California.

During the quarter ended April 30, 1995, BRE recorded a $2,000,000 provision for possible investment losses. Of this amount, $1,750,000 was charged against the investment in Pomona Warehouse, thereby reducing its carrying value to $9,359,000, the estimated net sale proceeds. The remaining $250,000 of the provision was added to the allowance for possible investment losses, which totaled $1,250,000 at April 30, 1995.

The sales of 515 Ellis and Pomona Warehouse are both intended to be treated as tax-deferred exchanges.

DIVIDENDS

The $.63 per share dividend declared for the quarter ended April 30, 1995, was approximately 89% of funds from operations.

BRE PROPERTIES, INC.

PART II -  OTHER INFORMATION

Item 5.    OTHER INFORMATION

           On June 6, 1995, the company announced the selection of Frank C. McDowell as president and chief executive officer and as a director. The company's former president and chief executive officer, Arthur G. von Thaden, became chairman of the board of direcors of the company.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 The following exhibits are submitted herewith:

                 11  Computation of Earnings Per Share

           (b) Reports on Form 8-K. The company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BRE PROPERTIES, INC.
                                                  (Registrant)





Date   June 9, 1995                      /s/ Howard E. Mason, Jr.
       ---------------------             ---------------------------------------
                                             Howard E. Mason, Jr.
                                             Senior Vice President, Finance


Date   June 9, 1995                     /s/  Ellen G. Breslauer
       ---------------------            ----------------------------------------
                                             Ellen G. Breslauer
                                             Secretary and Treasurer

                                  EXHIBIT INDEX


           Number                 Description
           ------                 ------------

           11                     Computation of Earnings per Share