Form 10-K
period 1995-07-31
BRE PROPERTIES INC
filed 1995-10-24
CIK 9677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1995
                                       OR
  ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-5303


                              BRE PROPERTIES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                     94-1722214
----------------------------------------        -------------------------------
   (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)               NUMBER)

     One Montgomery Street
     Telesis Tower, Suite 2500
     San Francisco, California                               94104-5525
----------------------------------------          -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (415) 445-6530
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
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

At September 5, 1995, the aggregate market value of the registrant's shares of Class A common stock, $.01 par value, held by nonaffiliates of the registrant was approximately $346,976,000. At that date 10,970,865 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts of the BRE Properties, Inc. Annual Report to Shareholders for the year ended July 31, 1995 (the "Annual Report")(Exhibit 13.1 hereto) are incorporated by reference into Parts I and II of this report.

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days after the end of registrant's fiscal year ended July 31, 1995 (the "Proxy Statement) are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
                                     PART I
-------------------------------------------------------------------------------

ITEM 1.   BUSINESS
------------------

CORPORATE PROFILE


BRE Properties, Inc. ("BRE" or the "company"), a Delaware corporation, is a self-administered equity real estate investment trust which primarily owns and operates apartment communities in the western United States. At July 31, 1995, BRE had ownership interests in 8,554 garden apartment units (5,235 wholly owned and 3,319 on land leased to others) in California, Arizona, Washington and Oregon. On that date, BRE also held ownership interests in four shopping centers (including two held in partnerships in which the company is a limited partner) and 11 other properties. Founded in 1970, the company has paid 100 consecutive quarterly dividends to shareholders since it commenced operations.

STRATEGIC FOCUS

The key aspects of the company's strategy include a focus on the acquisition of multifamily properties; an accelerated, but orderly, disposition of industrial properties; increased access to the capital markets for financing; and the proposed internalization of property management. See "Property
Acquisitions and Dispositions", "Capital Resources" and "Employees".

STRUCTURE AND INVESTMENT POLICY

BRE has operated since its July 1970 inception as a real estate investment trust pursuant to Sections 856-860 of the Internal Revenue Code, as amended. Its long-range investment policy emphasizes the purchase of fee ownership of both land and improvements, primarily in garden apartment communities located in the Western United States. Among other things, this policy is designed to enable management to monitor developments in local real estate markets and to take an active role in managing the company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances otherwise warrant, if it determines that such changes are in the best interests of the company and its shareholders.

REVENUES AND OCCUPANCY

The following table shows the percentage of the company's total rental and partnership revenues contributed by certain classes of properties during the last three fiscal years and the overall occupancy levels for these classes of properties at July 31, 1995.


                        PERCENT OF REVENUES
                        -------------------

                                                    Overall Occupancy
Type of Property    1995       1994         1993     at July 31, 1995
----------------    ----       ----         ----    -----------------
Apartments           77%        71%          63%              95%
Shopping centers     15         16           20               96
Other                 8         13           17               54
                    ---        ---          ---               --
                    100%       100%         100%              90%
                    ---        ---          ---               --
                    ---        ---          ---               --

   The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

The following properties contributed 10% or more to the company's total rental and partnership revenues during the last three fiscal years:


                                            PERCENT OF REVENUES
                                            -------------------
                                        1995       1994         1993
                                        ----       ----         ----
The Hub Shopping Center                  11%        12%         14%
Westlake Village Apartments               9         10          12
Sharon Green Apartments                   8         10          11
                                         --         --          --
                                         28%        32%         37%
                                         --         --          --
                                         --         --          --

PORTFOLIO AT JULY 31, 1995

At July 31, 1995, the company's portfolio of income-producing real estate included, as a percent of cost, the following investments:



                                 PERCENT                                      PERCENT
                                 -------                                      -------
                     NUMBER OF                                  NUMBER OF
                     PROPERTIES  COST                           PROPERTIES    COST
                     ---------------------                      ----------------------
Apartments                24       68%             California     25            65%
Shopping centers           4       15              Arizona        10            19
Other                     11       17              Washington      3            12
                                                   Oregon          1             4
                         ---      ---                             ---          ---
      TOTAL:              39      100%                TOTAL:      39           100%
                         ---      ---                             ---          ---
                         ---      ---                             ---          ---

See Items 2 and 7 of this report for a description of the company's individual investments and of certain developments during the year with respect to these investments.

PROPERTY ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
------------

During fiscal 1995, the company purchased the following garden apartment communities, all located in Tucson, Arizona:


(DOLLAR AMOUNTS IN THOUSANDS)

                                                                       PRINCIPAL
                                                                        AMOUNT
                           NUMBER                                    OF MORTGAGES    INTEREST
NAME                       OF UNITS         COST         CASH            ASSUMED       RATE
-----------------------    ---------      ------      -------        ------------    --------
Camino Seco Village          168          $6,695      $     - (1)           $4,238      8.00%
Casas Lindas                 144           7,564        7,564                    -         -
Colonia del Rio              176           8,868        3,558                5,310      8.00
Fountain Plaza               197           4,535        1,384                3,151      7.50
Hacienda del Rio             248           9,296          248 (1)            5,645      6.45
Oracle Village               144           6,046        1,826                4,220      7.80
SpringHill                   224           8,666        3,291                5,375      8.00
                           ------       --------      -------              -------
             TOTAL         1,301         $51,670      $17,871              $27,939
                           ------       --------      -------              -------
                           ------       --------      -------              -------

     (1) The cash investments in Camino Seco Village and Hacienda del Rio do not include $2,457 and $3,403 respectively, in proceeds from tax-deferred exchanges for 515 Ellis, in Mountain View, California, and Marymoor Warehouse, in Redmond, Washington.

Since their acquisition, an additional $131,000 has been invested in these properties.

The mortgages on Fountain Plaza and Hacienda del Rio are fully amortizing, with final maturities in 2028. The four other mortgages assumed mature in the fiscal years 2000 and 2001, with aggregate balloon payments of $17,932,000 due at those times. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lenders, refinance the properties with other lenders, sell assets or repay the balloon amounts through a public offering or private placement of debt or equity securities.

Concurrent with the purchase of these apartment communities, BRE also funded two mortgage loans (one in November 1994 and the other in July 1995), each for $1,500,000, aggregating $3,000,000, to entities affiliated with the seller. Each loan bears interest at 10% for one year. One loan is secured by a second mortgage on a 254-unit apartment project in Tucson. The second loan is secured by a first mortgage on two parcels of undeveloped land in Tucson, plus a personal guarantee from the principals of the borrower. Providing that no event of default has occurred, the borrowers on each loan may request a one-year extension, during which time the interest rate rises to 11%, and a second one-year extension, during which time the interest rate rises to 12%.

During the year ended July 31, 1995, construction was completed of a 116-unit expansion of the 200-unit Scottsdale Cove Apartments in Scottsdale, Arizona, bringing the total number of units to 316. The total cost of the expansion was $6,139,000, $1,688,000 of which was invested during the year ended July 31, 1995.

DISPOSITIONS
------------

As the company has increased its ownership of apartment communities during the past several years, it has gradually reduced its portfolio of light industrial and office properties. BRE sold two such properties during fiscal 1995, Marymoor Warehouse, located in Redmond, Washington, and 515 Ellis, located in Mountain View, California, recording gross gains on sales of $1,389,000 and $1,244,000, respectively. Both of these transactions were structured as tax-deferred exchanges, with the sales proceeds of $5,860,000 reinvested in the Hacienda del Rio and Camino Seco Village Apartments, respectively.

One light industrial property, Irvine Spectrum (50,000 square feet in Irvine, California), has been vacant since June 1994. Negotiations are underway to sell this property during fiscal 1996, although no assurance can be given that the sale will be consummated. In September 1995, the company completed the sale of Pomona Warehouse (358,000 square feet in Pomona, California) which had been vacant since December 1993. The proceeds were used for a tax-deferred exchange into the 240-unit apartment community Newport Landing Phase I, purchased for $9,235,000, in Phoenix, Arizona.

There are nine other light industrial and office properties, totaling 520,000 square feet, in the portfolio. Going forward, BRE intends to continue the orderly disposition process of these properties and redeploy the proceeds to acquire additional multifamily properties.

CAPITAL RESOURCES

The company's investments in income-producing properties may be made subject to mortgage financing. At July 31, 1995, fourteen of the company's wholly owned properties were subject to mortgage financing, compared to eight such properties at July 31, 1994 and six at July 31, 1993. In addition, BRE is a limited partner in two partnerships that are subject to mortgage financing arranged by the general partner. The company and the general partner may refinance existing indebtedness if more favorable financing is available, and they may also incur new indebtedness, or increase the amount of existing indebtedness, secured through mortgage financing. The extent to which the company and the general partner may mortgage or otherwise finance investments depends upon such factors as the nature of the investment, the cost and availability of borrowed funds and the general economic climate.

The company has obtained funds from a variety of sources, including non-recourse mortgage loans and the sale of equity. In fiscal 1993, the company raised approximately $55 million through a public offering of 1,500,000 shares of common stock and approximately $36,442,000 in new funds through mortgage financing on equity investments. In fiscal 1994, approximately $19,718,000 in new funds was raised through such mortgage financing. In fiscal 1995, BRE assumed $27,939,000 of mortgage debt on six newly acquired apartment properties in Tucson, Arizona. To further increase its access to capital markets, the company plans to seek shareholder authorization of a new class of preferred stock.

In addition, since its inception, the company has had unsecured lines of credit from one or more commercial banks. Currently, there are two such unsecured lines of credit, each with a two-year term. The two credit lines total $30,000,000 and are available to make real estate investments and to provide working capital. There were no borrowings outstanding under these lines of credit during the fiscal year ended July 31, 1995. The company pays annual commitment fees for these lines of credit. Borrowing costs are based on BRE's choice of a spread over the interbank offered rate or the prime rate. The company is currently negotiating an increase in the size of its lines of credit and an extension of their two-year maturities.

The company may continue to borrow from time to time to fund commitments, although there is no assurance at any given time that borrowed funds will be available or that the terms and conditions of such borrowings will be acceptable. For additional information regarding the company's long-term debt, see Note D of Notes to the Financial Statements included in the 1995 Annual Report, incorporated herein by reference. The growth and profitable operation of the company depend in large part upon the availability and cost of borrowed funds, as discussed above. In addition, the success of the company depends, among other factors, upon general business and economic conditions, construction costs, income tax laws, increases or decreases in operating expenses, governmental regulations, population trends, zoning laws, legislation and the ability of the company to keep its properties leased at profitable levels. The company's properties compete for tenants primarily on the basis of location, rent charged, services provided, and the design and condition of improvements; and its properties encounter competition from similar properties located in their market areas. A prolonged economic downturn could have a material adverse effect on the company's operations and financial condition.

EMPLOYEES

As of July 31, 1995, the company had 21 employees. The company also has engaged 9 independent property management firms to manage 26 of its apartment and multi-tenant commercial properties.

On June 5, 1995 , Arthur G. von Thaden, formerly president and chief executive officer, became Chairman. Frank C. McDowell was named president and chief executive officer. See "Executive Officers of the Registrant" of this report for information regarding Mr. McDowell's experience.

To achieve the company's goal of becoming a fully integrated real estate operating company, it intends to take steps to internalize the property management function during fiscal 1996. These steps may include the creation of an internal property management organization staffed by existing and newly hired employees, on the acquisition of a multifamily portfolio accompanied by existing property management capabilities. Currently, BRE's asset management staff directs the operations of the properties, employing third parties to carry out day-to-day property management activities.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following persons were executive officers of the company as of September 1, 1995:


                             Age at
 Name                   September 1, 1995                                         Position(s)
---------------------------------------------------------------------------------------------
Frank C. McDowell            47              President, Chief Executive Officer and Director
Arthur G. von Thaden         63                                        Chairman and Director
Byron M. Fox                 56                                     Executive Vice President
Ronald P. Wargo              51                                        Senior Vice President
Howard E. Mason, Jr.         62                               Senior Vice President, Finance
Ellen G. Breslauer           47                                      Secretary and Treasurer
---------------------------------------------------------------------------------------------



Mr. McDowell was appointed to his current position on June 5, 1995, at which time Mr. von Thaden, who had been President and Chief Executive Officer, became chairman. Mr. Fox and Mr. Wargo were appointed to their positions in October of 1992. All of the other executive officers have held their respective positions since September 30, 1987. Set forth below is information regarding the business experience of each of the executive officers:

     From 1992 to 1995, Mr. McDowell was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc. ("Cardinal"), a Columbus, Ohio-based apartment management company and owner of multifamily housing. At December 31, 1994, Cardinal ranked as the nation's 19th largest owner of apartments and as the 15th largest apartment management company. From 1988 to 1992, Mr. McDowell was Senior Vice President,

     Head of Real Estate of First Interstate Bank of Texas. Mr. McDowell holds a Bachelor of Science Degree and a Masters of Business Administration Degree, both from the University of Texas, Austin.

     Mr. von Thaden served as Chief Executive Officer of the company and its former advisor from inception in 1970. Mr. von Thaden became a Director in 1981. Mr. von Thaden holds a Bachelor of Arts Degree from Trinity College.

     Mr. Fox was employed by BRE and appointed Senior Vice President in December 1987. From 1977 to 1987, he was Vice President and General Manager of Dillingham Investment Corporation, a Hawaii land-investment firm. Mr. Fox holds a Bachelor of Arts Degree from Colgate University and a Master of Business Administration Degree from Harvard Business School.

     Mr. Wargo, employed in 1978, was appointed Senior Vice President in charge of Asset Management in 1992. He holds the Certified Property Manager (CPM) designation awarded by the Institute of Real Estate Management. Mr. Wargo holds a Bachelor of Science Degree from LaSalle College and a Master of Business Administration Degree from Columbia University.

     Mr. Mason was Senior Vice President, Finance from October 1980, and has been chief financial and accounting officer from inception in 1970. He is a Certified Public Accountant and served as Controller for Henry Doelger Builder, Inc. from 1965 to 1970. Mr. Mason holds a Bachelor of Arts Degree from Menlo College and a Master of Business Administration Degree from
     San Francisco State University.

     Ms. Breslauer was appointed Secretary in September 1987 after becoming Treasurer in 1981. She was employed by the company in 1971 and is a Certified Public Accountant. A Phi Beta Kappa graduate, Ms. Breslauer holds a Bachelor of Arts Degree and a Master of Business Administration from the University of California, Berkeley.

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

RECENT DEVELOPMENT

On October 11, 1995, BRE entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among BRE, Real Estate Investment Trust of California ("REIT-Cal") and a newly-formed Maryland subsidiary of REIT-Cal ("REIT-Cal Sub"). The Merger Agreement, which has been approved by the Board of Directors and Boards of Trustees of each of the parties, would result in the acquisition of REIT-Cal by BRE through (i) a merger of REIT-Cal with and into REIT-Cal Sub followed by (ii) a merger of REIT-Cal Sub with and into BRE (the "Merger"). Following consummation of the Merger, it is contemplated that BRE would change its state of corporate domicile from Delaware to Maryland.

Under the terms of the Merger Agreement, each issued and outstanding share of beneficial interest, without par value, of REIT-Cal would be converted into the right to receive 0.57 (the "Exchange Ratio") of a share of BRE common stock in a tax-free transaction. In the event that either (i) (a) the average closing price per share of the BRE common stock as reported by the New York Stock Exchange (the "NYSE") for the ten consecutive trading days ending on (and including) the trading day immediately preceding the date of REIT-Cal's stockholders meeting to consider the Merger (the "BRE Average Price") is less than $28.575, and (b) the difference between the BRE Average Price and the closing price of the BRE common stock on the NYSE on September 11, 1995, expressed as a percent of the closing price of the BRE common stock on the NYSE on September 11, 1995, is at least 10% greater than the percentage decline in the value of the NAREIT Equity REIT Index over the period from September 11, 1995 to the trading day immediately preceding the date of the REIT-Cal stockholders meeting to consider the Merger, or (ii) the BRE Average Price is less than $28.07, the agreement may be terminated by REIT-Cal unless BRE increases the Exchange Ratio so that the Exchange Ratio as adjusted would equal a fraction the numerator of which is the product of
0.57 times (x) $28.575 in the case of a proposed termination under clause (i) above, or (y) $28.07 in the case of a proposed termination under clause (ii) above, and the denominator of which is the BRE Average Price.

Closing of the Merger is contingent upon, among other things, approval of the stockholders of BRE and REIT-Cal. The Merger will be treated as a purchase for accounting purposes. Upon the closing, Frank C. McDowell would continue to serve as President and Chief Executive Officer of BRE. Three executives of REIT-Cal would also be added to BRE management: Jay W. Pauly as Senior Executive Vice President and Chief Operating Officer; LeRoy Carlson as Executive Vice President and Chief Financial Officer; and John H. Nunn as Senior Vice President, Property Management. In addition, three directors of REIT-Cal would be appointed to the BRE Board of Directors, increasing BRE's Board from six to nine members.

ITEM 2.   PROPERTIES
------    ----------

GENERAL

In addition to the information set forth in this Item 2, information on the company's portfolio is set forth in Schedules III and IV under Item 14(d) of this report. The company carries earthquake insurance on all of its properties. The annual aggregate limits (after payment of deductibles) for flood and earthquake coverage are $5,000,000 (in California) and $10,000,000 (outside of California).

Apartments

As reflected in the following chart, during the five fiscal years ended July 31, 1995,apartments have increased as a percentage of the company's portfolio of income producing properties and revenues:


                                                  1995       1994       1993       1992       1991
                                                  ------------------------------------------------
Percentage of portfolio at cost                    68%        62%        53%        41%        38%
Revenues generated                                 77%        70%        63%        58%        54%


In addition, revenue from apartments in the portfolio for all of fiscal 1995 and 1994 increased $943,000 (3%) in 1995 from the prior year. Since their real estate expenses also declined, their net operating income rose more than 6%.

The following table shows certain operating information for the company's apartment investments owned at July 31, 1995.

BRE PROPERTIES, INC.
Wholly owned apartments owned at July 31, 1995
Operating Information

                                                             1995 Average Monthly
                                                                 Rental Rates
                                                   Average   --------------------
                                   Approximate    Unit Size               Per      Average
                           Number   Rentable Area  (Square     Per       Square    Economic
       Property           of units (Square Feet)    Feet)      Unit       Foot    Occupancy (1)
--------------------------------------------------------------------------------------------
SAN FRANCISCO BAY AREA,
CALIFORNIA
 Sharon Green                 296         321,944     1,088    $1,496      $1.38      96.2%
 Verandas                     282         199,152       706       815       1.15      95.6
-------------------------------------------------------------------------------------------
SUBTOTAL                      578         521,096       902    $1,164      $1.27      95.9%
-------------------------------------------------------------------------------------------

SAN DIEGO, CALIFORNIA
 Cimmaron                     184         146,472       796      $672      $0.84      93.8%
 Hacienda                     192         148,624       774       649       0.84      95.0
 Montanosa                    472         352,248       746       764       1.02      94.1
 Terra Nova Villas            232         185,440       799       674       0.84      91.4
 Westpark                      96          71,760       748       655       0.88      94.7
 Winchester                   144         112,744       783       672       0.86      96.2
-------------------------------------------------------------------------------------------
SUBTOTAL                    1,320       1,017,288       771      $665      $0.87      95.6%
-------------------------------------------------------------------------------------------

TUCSON, ARIZONA
 Camino Seco Village (2)      168         150,892       898        --         --        --
 Casas Lindas                 144         150,080     1,042      $838      $0.63      93.2%
 Colonia del Rio              176         177,760     1,010       696       0.52      88.2
 Fountain Plaza               197         107,294       545       377       0.52      92.5
 Hacienda del Rio             248         152,504       615       417       0.51      97.9
 Oracle Village               144         129,336       898       600       0.50      96.5
 SpringHill                   224         175,520       784       559       0.54      95.3
-------------------------------------------------------------------------------------------
SUBTOTAL                    1,301       1,043,386       802      $575      $0.52      95.8%
-------------------------------------------------------------------------------------------

SEATTLE AREA, WASHINGTON
 Citywalk                     102          90,672       889      $719      $0.81      96.7%
 Parkwood                     240         256,256     1,068       776       0.73      93.0
 Shadowbrook                  352         274,504       780       659       0.84      92.1
-------------------------------------------------------------------------------------------
SUBTOTAL                      694         621,432       895      $706      $0.80      92.5%
-------------------------------------------------------------------------------------------
SACRAMENTO, CALIFORNIA
 Selby Ranch                  400         396,442       991      $821      $0.83      89.7%
-------------------------------------------------------------------------------------------
PORTLAND, OREGON
 Brookdale Glen               354         271,040       766      $610      $0.80      93.5%
-------------------------------------------------------------------------------------------
SCOTTSDALE, ARIZONA
 Scottsdale Cove (3)          316         300,009       949      $755      $0.80      85.1%
-------------------------------------------------------------------------------------------
ORANGE COUNTY, CALIFORNIA
 Village Green                272         175,508       645      $633      $0.98      92.7%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
TOTAL PORTFOLIO             5,235       4,346,201       830      $724      $0.81      93.9%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


(1) Average economic occupancy is defined as gross potential rent less vacancy losses, divided by gross potential rent for the period, expressed as a percentage.
(2)  Camino Seco Village- Acquired July 28, 1995
(3) Scottsdale Cove- Expanded by 116 units during fiscal 1995, with stabilization of occupancy achieved in February 1995.

OTHER PROPERTIES

A majority of the company's commercial properties (i.e. properties other than apartments) are leased to tenants under long-term operating leases. For additional information regarding these leases, see Note B of Notes to the Financial Statements included in the 1995 Annual Report, incorporated herein by reference. At July 31, 1995, the company had approximately 119 separate leases with approximately 116 tenants in its commercial properties. See "Certain Significant Properties" for a discussion of The Hub Shopping Center, which has the majority of the company's total number of tenants.

Of the company's eight fully occupied light-industrial, warehouse/distribution and office properties, two have multiple tenants, each with one tenant occupying more than 50% of the net rental space, and six have single tenants. During the year, one tenant came to the end of its lease term in 31% of Westridge (52,000 square feet in San Diego, California). A different tenant occupies the remaining 69% of the property.

As discussed in "Dispositions", one light industrial property, Irvine Spectrum (50,000 square feet in Irvine, California) has been vacant since June 1994. Negotiations are underway to sell this property during fiscal 1996, although no assurance can be given that the sale will be consummated.

In September 1995, the company completed the sale of Pomona Warehouse (358,000 square feet in Pomona, California) which had been vacant since December 1993. The proceeds were used for a tax-deferred exchange into the 240-unit apartment community Newport Landing Phase I, in Phoenix, Arizona.

HEADQUARTERS

The company maintains its corporate headquarters at One Montgomery Street, Suite 2500, Telesis Tower, San Francisco, California. A sublease with Wells Fargo Bank, for an eleven-year term, is for 10,142 rentable square feet at annual per square foot rents which began at $23 and rise to $34 in the tenth year. The lease term ends December 17, 1998.

CERTAIN SIGNIFICANT PROPERTIES

For the fiscal year ended July 31, 1995, one property had a book value equal to 10% or more of total assets or gross revenue equal to 10% or more of aggregate gross revenue: The Hub Shopping Center in Fremont, California.


                             THE HUB SHOPPING CENTER

The occupancy rates at the following dates are shown below:

                                YEAR ENDED JULY 31,

              1995       1994       1993       1992       1991
              ----       ----       ----       ----       ----
              95%         89%        93%        91%        89%


The average effective annual rentals per square foot at the following dates are shown below:


                                  YEAR ENDED JULY 31,
                       1995       1994       1993       1992       1991
                     ------      ------     ------     -----      ------
                     $11.15      $10.70     $10.43     $10.36     $10.49

     (Excludes Safeway ground lease covering 49,000 square feet of improvements, at a current annual base rent of $85,000, plus a percentage rent based on gross sales)

Depreciation expense is calculated using the straight-line method and a 30 year life for the original buildings for both financial and tax reporting.

                                                                 REPORTABLE                       REAL ESTATE
 (000 omitted except in realty tax rate)                        DEPRECIATION     LIFE CLAIMED    TAXES FOR THE
                                            FEDERAL            EXPENSE FOR THE        FOR          TAX YEAR
                                            TAX BASIS            YEAR ENDED      DEPRECIATION       ENDING       REALTY TAX
                                            7/31/95 (1)           7/31/95          PURPOSES        6/30/95(3)     RATE (4)
                                            --------              -------          --------         -------       --------
                                            $30,145               $ 1,093        30 years            409           1.067%
                                                                                 for original
                                                                                 building (2)

(1) The federal tax basis is after deduction of accumulated depreciation, as computed for tax purposes.
(2) Leasing commissions on leases with a term of five years or more are amortized over the lease term.
(3) BRE receives reimbursement from tenants for approximately 80% of the real estate taxes.
(4) The realty tax rate is the amount which, when multiplied by the assessed value of a property, generates the real estate taxes due.


The Hub Shopping Center has 75 tenants and 490,000 square feet of gross leasable space on 37.4 acres of land. Including a retail store owned and operated by Montgomery Ward, the center totals 659,000 square feet of gross leasable area. The open air regional shopping center is located in Fremont, California, 40 miles southeast of San Francisco and 10 miles northeast of San Jose.

The company purchased The Hub in 1973 for $10,858,000 and has subsequently expanded and remodeled it significantly. The past several years have been characterized by the leasing of larger spaces to more promotional credit tenants, including Office Max, Fashion Bug, Michael's Arts & Crafts, Trader Joe's, Country Harvest Buffet, Old Navy Clothing Co., Taco Bell and McDonalds.

The Hub competes for retail tenants and customer traffic with numerous other shopping centers and discount stores (including superstores) in the area. Because large retail tenants generally draw shoppers to a center, they are typically able to negotiate lower per square foot rents than occupants of smaller spaces.

The following table sets forth certain information regarding the six anchor tenants. Home Express and Safeway are the only tenants occupying 10% or more of the rentable square footage at The Hub.


                                                                         CURRENT
 TENANT AND             SQUARE     LEASE                                 MONTHLY
PRINCIPAL BUSINESS     FOOTAGE    EXPIRATION    RENEWAL OPTIONS        BASE RENT
------------------     -------    ----------    ---------------        -----------
Home Express            50,000      1/31/97     Two 5-year options      $25,000
  Housewares

Safeway                 48,858     10/31/04     Four 5-year options       8,001*
 Groceries

General Cinema          36,437     12/31/07     Two 5-year options       43,269
 8-Screen Theater

Ross Dress for Less     29,050      1/31/05     One 5-year option        10,626
 Clothing

Longs Drug Store        26,584      2/28/03     Two 10-year options       4,167

Office Max              19,600     12/14/01     Two 5-year options       19,167
  Office/Business Products


*  Ground lease only. The tenant owns the improvements.


As of July 31, 1995, The Hub's lease expirations for the next 10 years are summarized as follows:


                                       TOTAL       PERCENTAGE
                    NUMBER OF         SQUARE        OF GROSS
                    TENANTS           FOOTAGE     ANNUAL RENT
                    -------           -------     -----------

         1996        11               34,000            4%
         1997        12               80,000           18
         1998         7               15,000            5
         1999         5               17,000            6
         2000         6               60,000           13
         2001         4               18,000            6
         2002         6               31,000            9
         2003         5               38,000            6
         2004         4               42,000            9
         2005         4               54,000            4


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

   The company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on the company's results of operations, cash flows, liquidity or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
------------------------------------------------------------

   No matter was submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------
                                     PART II
-------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The shares of the company's Class A common stock are traded on the New York Stock Exchange under the symbol BRE. Information concerning the high and low closing prices for the shares and dividends paid is contained on page 31 of the 1995 Annual Report under the caption "Market Price Range and Dividends Paid Per Share," which information is incorporated herein by reference to excerpts of the Annual Report. As of July 31, 1995, there were approximately 3,608 recordholders of the company's shares of Class A common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         Reference is made to the information contained on page 26 of the 1995 Annual Report for the Selected Financial Data required by this Item, which information is incorporated herein by reference to excerpts of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information contained on pages 27-30 of the 1995 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results from Operations", which information is incorporated herein by reference to excerpts of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements contained on pages 16-24 of the 1995 Annual Report, which financial statements are incorporated herein by reference to excerpts of the Annual Report. See also Item 14 of this report for information concerning financial statements and schedules filed with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

--------------------------------------------------------------------------------
                                    PART III
-------------------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained in Note H of Notes to Financial Statements, on page 23 of the 1995 Annual Report under the caption "Transactions with Related Parties", which information is incorporated herein by reference to excerpts of the Annual Report.

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)(1) and (2) The responses to these subsections of Item 14 are submitted as a separate section of this report.

                             (a)(3) LIST OF EXHIBITS


 2.1  Agreement and Plan of Merger (1)
 3.1  Restated Certificate of Incorporation(2)
 3.2  By-Laws (3)
 4.1 Rights Agreement, dated as of August 14, 1989, between the company and Chemical Trust Company of California, as successor rights agent to Bank of America N.T. & S.A. (4)
10.1  1984 Stock Option Plan, as amended to date (5)
10.2  1992 Employee Stock Option Plan, as amended and restated to date
10.3  1994 Non-Employee Director Stock Plan
10.4  1992 Payroll Investment Plan (5)
10.5  Form of Indemnification Agreement (6)
10.6  Employment agreement with Arthur G. von Thaden (7)
10.7  Agreement for Continuing Services with Arthur G. von Thaden
10.8  Employment agreement with Frank C. McDowell
10.9 Supplemental Executive Retirement Benefit agreement with Arthur G. von Thaden (7)
10.10 Supplemental Executive Retirement Benefit agreement with Howard E. Mason, Jr. (7)
10.11 BRE Properties, Inc. Retirement Plan (7)
10.12 BRE Properties, Inc. Supplemental ERISA Retirement Plan
10.13 Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery Street, San Francisco, California (7)
10.14 Form of deferred compensation agreement with Eugene P. Carver (2)
11    Computation of earnings per share
13.1  BRE Properties, Inc. excerpts of the 1995 Annual Report
21    Subsidiaries of the registrant (2)
23.1  Consent of Ernst & Young LLP
27    Financial Data Schedules

-------------------------

(1) Incorporated by reference to the company's current report on Form 8-K dated October 11, 1995.

(2) Incorporated by reference to the company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 13, 1994.

(3) Incorporated by reference to S-3 Registration Statement (No. 33-58802) filed with the Securities and Exchange Commission on February 26, 1993, as amended.

(4) Incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K dated August 14, 1989.

(5) Incorporated by reference to the company's 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 19, 1992.

(6) Incorporated by reference to S-4 Registration Statement (No. 33-9014) filed with the Securities and Exchange Commission on September 25, 1986, as amended.

(7) Incorporated by reference to the company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 24, 1988.



-------------------------



            (b) The exhibits listed in Item (a)(3) above are submitted as a separate section of this report.
            (c)    The financial statement schedules listed in response to Item
                   (a)(1) and (2) are submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                         BRE PROPERTIES, INC.

Dated October 24, 1995                                   /s/ Frank C. McDowell
                                                         ---------------------
                                                             Frank C. McDowell
                                                                     President

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                  Title                                       Date
---------                  -----                                       ----

/s/ Frank C. McDowell      President and Director               October 24, 1995
------------------------   (Principal Executive Officer)
(Frank C. McDowell)

/s/ Howard E. Mason, Jr.   Senior Vice President, Finance       October 24, 1995
------------------------   (Principal Financial and Accounting
(Howard E. Mason, Jr.)     Officer)


/s/ C. Preston Butcher     Director                             October 24, 1995
------------------------
(C. Preston Butcher)

/s/ L. Michael Foley       Director                             October 24, 1995
------------------------
(L. Michael Foley)

/s/John McMahan            Director                             October 24, 1995
------------------------
(John McMahan)

/s/ Malcolm R. Riley       Director                             October 24, 1995
------------------------
(Malcolm R. Riley)

/s/ Arthur G. von Thaden   Chairman and Director                October 24, 1995
------------------------
(Arthur G. von Thaden)

All of the Directors

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14 (a)(1) AND (2) AND 14 (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                       and

                          FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED JULY 31, 1995


                              BRE PROPERTIES, INC.

                            SAN FRANCISCO, CALIFORNIA

Form 10-K - Item 14 (a)(1) and (2) and 14(d)

List of Financial Statements and Financial Statement Schedules

Financial Statements:

The following financial statements of BRE Properties, Inc. (the "company") are incorporated by reference in Item 8 to the specified excerpts of the BRE Properties, Inc. Annual Report to Shareholders for the year ended July 31, 1995.

     Balance Sheets - July 31, 1995 and 1994 - page 16

     Statements of Income - Years ended July 31, 1995, 1994 and 1993 - page 17

     Statements of Cash Flows - Years ended July 31, 1995, 1994 and 1993 - page
     18

     Statements of Shareholders' Equity - Years ended July 31, 1995, 1994 and 1993 - page 19

     Notes to Financial Statements - pages 20-24

Financial Statements Schedules

The following financial statement schedules are included in Item 14(d):

     Schedule II    Valuation and qualifying accounts
     Schedule III   Real estate and accumulated depreciation
     Schedule IV    Mortgage loans on real estate

All other schedules (I and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Directors
BRE Properties, Inc.



We have audited the financial statements and related schedules of BRE Properties, Inc. listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of BRE Properties, Inc. for the year ended July 31, 1995. These financial statements and related schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRE Properties, Inc., at July 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                                             Ernst & Young LLP



San Francisco, California
August 28, 1995

                                   BRE PROPERTIES, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       July 31, 1995
                                       (000) OMITTED

The activity in the allowance for possible investment losses for the three years ended July 31, 1995 is summarized as follows:


                                                                        1995          1994         1993
                                                                      --------      --------     --------
          Balance at beginning of year                                 $1,000        $1,000       $1,000

             Plus: Charges to income                                    2,000

             Less: Reductions in carrying value of investments
                                                                       (1,750)
                                                                      --------      --------     --------

          Balance at end of year                                       $1,250        $1,000       $1,000
                                                                      --------      --------     --------
                                                                      --------      --------     --------

                              BRE PROPERTIES, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  JULY 31, 1995
                                  (000) OMITTED



                                                                                Initial Cost to Company
                                                                                -----------------------
                                                                                                                     Cost
                                                                                                                  Capitalized
                                                                Dates Acquired/                Buildings and     Subsequent to
Name                             Location                       Constructed         Land       Improvements      Acquisitions
----                             --------                       ---------------     ----       -------------     -------------
Montanosa                        San Diego, California          1992/1989-90        $6,005          $24,065           $169
Mira Mesa                        San Diego, California          1993/                4,869           19,493            133
 (Cimmaron, Hacienda, Westpark)                                 1985-1987
Selby Ranch                      Sacramento, California         1986/1971-74         2,660           18,340            231
Parkwood                         Mill Creek, Washington         1989/1989            3,947           15,811             34
Scottsdale Cove                  Scottsdale, Arizona            1991-94/             3,243           14,468             19
                                                                1992-94
Shadowbrook                      Redmond, Washington            1987/1986            3,605           12,709            131
The Verandas                     Union City, California         1993/1989            3,233           12,932             63
Terra Nova Villas                Chula Vista, California        1994/1985            2,925           11,699             52
Brookdale Glen                   Portland, Oregon               1993/1985            2,797           11,188             58
Hacienda del Rio                 Tucson, Arizona                1994/1983            1,859            7,437             28
Colonia del Rio                  Tucson, Arizona                1994/1985            1,774            7,094             20
Spring Hill                      Tucson, Arizona                1994/1987            1,733            6,933             26
Casas Lindas                     Tucson, Arizona                1994/1987            1,513            6,051             17
Westlake Village                 Daly City, California          1972/1951-71         7,425
Winchester                       San Diego, California          1994/1987            1,482            5,928
Sharon Green                     Menlo Park, California         1971/1970            1,250            5,770            205
Camino Seco Village              Tucson, Arizona                1995/1984            1,335            5,360
Oracle Village                   Tucson, Arizona                1994/1983            1,209            4,837             17
Citywalk                         Seattle, Washington            1988/1988            1,123            4,276             10
Fountain Plaza                   Tucson, Arizona                1994/1975              907            3,628             23
Village Green                    La Habra, California           1972/1971              372            2,763            115
Villa Serra                      Cupertino, California          1973/1970              900
                                                                                ----------       ----------     ----------

                                     SUBTOTAL-APARTMENTS                            56,166          200,782          1,351
                                                                                ----------       ----------     ----------

The Hub                          Fremont, California            1973/1961-87         5,494            5,822         30,509
El Camino                        Woodland Hills, California     1971/1970            1,500           10,037          3,697
                                                                                ----------       ----------     ----------

                              SUBTOTAL-SHOPPING CENTERS                              6,994           15,859         34,206
                                                                                ----------       ----------     ----------




                                                                     Gross Amount at Which Carried at July 31, 1995
                                                                     ----------------------------------------------

                                                                    Buildings
                                 Depreciable                           and                         Accumulated
Name                             Lives- Year        Land           Improvement          Total      Depreciation     Encumbrances
----                             -----------        ----           -----------          -----      ------------     ------------
Montanosa                            40             $6,005            $24,234          $30,239           $1,561          $17,105
Mira Mesa                            40              4,869             19,626           24,495              897           13,303
 (Cimmaron, Hacienda, Westpark)
Selby Ranch                          40              2,660             18,571           21,231            4,265           12,763
Parkwood                             40              3,947             15,845           19,792            2,272
Scottsdale Cove                      40              3,243             14,487           17,730              859

Shadowbrook                          40              3,605             12,840           16,445            2,594
The Verandas                         40              3,233             12,995           16,228              730
Terra Nova Villas                    40              2,925             11,751           14,676              391            9,240
Brookdale Glen                       40              2,797             11,246           14,043              654
Hacienda del Rio                     40              1,859              7,465            9,324              139            5,608
Colonia del Rio                      40              1,774              7,114            8,888              147            5,273
Spring Hill                          40              1,733              6,959            8,692              144            5,337
Casas Lindas                         40              1,513              6,068            7,581              152
Westlake Village                                     7,425                               7,425                                *
Winchester                           40              1,482              5,928            7,410              198
Sharon Green                         45              1,250              5,975            7,225            2,935           19,372
Camino Seco                          40              1,335              5,360            6,695                             4,234
Oracle Village                       40              1,209              4,854            6,063              101            4,188
Citywalk                             40              1,123              4,286            5,409              783
Fountain Plaza                       40                907              3,651            4,558               68            3,136
Village Green                        45                372              2,878            3,250            1,595
Villa Serra                                            900                                 900                               **
                                                 ---------          ---------       ----------       ----------       ----------

        SUBTOTAL-APARTMENTS                         56,166            202,133          258,299           20,485           99,559
                                                 ---------          ---------       ----------       ----------       ----------

The Hub                             30-40            5,494             36,331           41,825           11,680
El Camino                            40              1,500             13,734           15,234            2,130            1,269
                                                 ---------          ---------       ----------       ----------       ----------

   SUBTOTAL-SHOPPING CENTERS                         6,994             50,065           57,059           13,810            1,269
                                                 ---------          ---------       ----------       ----------       ----------


*   Subordinated land lease
**  Nonsubordinated land lease

                              BRE PROPERTIES, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  JULY 31, 1995
                                  (000) OMITTED

                                                                                Initial Cost to Company
                                                                                -----------------------
                                                                                                                 Cost
                                                                                                              Capitalized
                                                              Dates Acquired/               Buildings and    Subsequent to
              Name                         Location             Constructed       Land       Improvements    Acquisitions
              ----                         --------             -----------       ----       ------------    ------------

Other income-producing property
Pomona Warehouse                  Pomona, California         1986/1981             $4,077           $7,429
Sorrento Technology               San Diego, California      1989/1985              4,046            5,520            $700
LSI Logic                         Fremont, California        1982/1982-84           1,323            2,458           2,105
Fremont 3                         Fremont, California        1982/1982-84           1,128            2,096           2,529
Westridge                         San Diego, California      1985/1984              1,072            4,300             108
Irvine Spectrum                   Irvine, California         1985/1984              1,459            3,983              63
Oak Creek II                      Milipitas, California      1984/1980                552            4,048             238
525 Almanor                       Sunnyvale, California      1971/1967-92             300            1,475           2,417
Peppertree                        Hayward, California        1981/1981                539            2,000           1,336
Oak Creek I                       Milipitas, California      1984/1980                379            2,780              73
Santa Clara Office                Mountain View, California  1972/1971                233              703             348
                                                                                 --------        ---------        --------

                                                              SUBTOTAL- OTHER      15,108           36,792           9,917
                                                                                 --------        ---------        --------

                                                                        TOTAL     $78,268         $253,433         $45,474
                                                                                  -------         --------         -------
                                                                                  -------         --------         -------



                                                              Gross Amount at Which Carried at July 31, 1995
                                                              ----------------------------------------------

                                                            Buildings
                                  Depreciable                 and                       Accumulated
              Name                Lives- Years    Land     Improvements     Total       Depreciation    Encumbrances
              ----                ------------    ----     ------------     -----       ------------    ------------

Other income-producing property
Pomona Warehouse                       40         $4,077       $7,429      $11,506         $2,204
Sorrento Technology                    40          4,046        6,220       10,266          1,011
LSI Logic                              35          1,323        4,563        5,886          1,614
Fremont 3                              35          1,128        4,625        5,753          1,540
Westridge                              35          1,072        4,408        5,480          1,071
Irvine Spectrum                        40          1,459        4,046        5,505            804
Oak Creek II                           35            552        4,286        4,838          1,283
525 Almanor                            45            300        3,892        4,192          1,160
Peppertree                             35            539        3,336        3,875          1,350
Oak Creek I                            35            379        2,853        3,232            884
Santa Clara Office                     45            233        1,051        1,284            595
                                                --------     --------     --------       --------
              SUBTOTAL- OTHER                     15,108       46,709       61,817         13,516
                                                --------     --------     --------       --------       --------
                       TOTAL                     $78,268     $298,907     $377,175        $47,811       $100,828
                                                --------     --------     --------       --------       --------
                                                --------     --------     --------       --------       --------


See Note A of Notes to Financial Statements for information related to lives on which depreciation is computed, and Note E of Notes to Financial Statements concerning encumbrances at July 31, 1995.

                                   BRE PROPERTIES INC.
              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      JULY 31, 1995
                                      (000 OMITTED)

The activity in equity investments and related depreciation for the three years ended July 31, 1995 is summarized as follows:


                                                                                              1995           1994           1993
                                                                                          ---------      ---------      ---------
EQUITY INVESTMENTS
Balance at beginning of year                                                              $325,519       $282,012       $220,577
             Plus:  Cash expenditures                                                       23,515         45,712         31,979
                    Acquisition through tax-deferred exchanges:
                      Mortgage loan                                                                                       17,500
                      Value of property exchanged                                            5,860                        11,000
                      Cash                                                                     248                         1,556
                    Assumption of bond and mortgage debt                                    27,939          9,240

             Less:  Cost of properties disposed of through tax-deferred exchanges           (4,156)                         (600)
                    Properties sold                                                                       (11,445)
                    Reduction in carrying value                                             (1,750)
                                                                                          --------       --------       --------
                                                                Balance at end of year    $377,175       $325,519       $282,012
                                                                                          --------       --------       --------
                                                                                          --------       --------       --------

ACCUMULATED DEPRECIATION
Balance at beginning of year                                                               $41,264        $37,563        $32,270
             Plus:  Provision during the year through charges to income                      7,658          6,674          5,453

             Less:  Fully amortized leasing commissions on expired leases                      (74)          (112)          (160)
                       Accumulated depreciation on exchanged properties                     (1,037)
                       Accumulated depreciation on properties sold                                         (2,861)
                                                                                           -------        -------        -------

                                                                   Balance at end of year  $47,811        $41,264        $37,563
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

Approximate aggregate cost for federal income tax purposes                                $314,868       $265,735       $222,229
                                                                                          --------       --------       --------
                                                                                          --------       --------       --------

                                   BRE PROPERTIES, INC.
                      SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                      July 31, 1995
                                      (000) OMITTED

                                                                                                           Carrying
                                                                         Periodic     Carrying        Amount Subject to
                                                            Final        Payment      Amount of      Delinquent Principal
                 Description         Interest Rate     Maturity Date      Terms       Mortgages           or Interest
                 -----------         -------------     -------------     --------     ---------      --------------------

             Office Building
             ---------------
               Washington                  12%              1996             A         $3,400

             Apartments
             ----------

               Arizona                     10               1995             B          1,500

             Land
             ----

               Arizona                     10               1996             B          1,500

             Condominium
             -----------

               Tennessee                 8-10            2007-2008           C            904

             Other                                                                        105
             -----                                                                     ------

                                                                                       $7,409               None
                                                                                       ------
                                                                                       ------


A  Interest only is payable monthly. Principal is due at final maturity.

B Interest only is payable monthly. Principal is due at final maturity. Provided that no event of default has occurred, the borrowers on each loan may request a one-year extension, during which time the interest rate rises to 11%, and a second one-year extension, during which time the interest rate rises to 12%.

C  Principal and interest are payable monthly in level amounts

                                   BRE PROPERTIES, INC.
                      SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                      July 31, 1995
                                      (000) OMITTED



The activity in mortgage loans for the three years ended July 31, 1995 is summarized as follows:


                                                                                              1995       1994         1993
                                                                                            --------   --------     --------
            Balance at beginning of year
                                                                                             $4,516     $4,386       $5,254
                                                 Plus: Fundings                               3,100
                                                 Less: Repayments                              (207)      (320)        (418)
                                                                                            --------   --------     --------


                                                 Balance at end of year                      $7,409     $4,516       $4,836
                                                                                            --------   --------     --------
                                                                                            --------   --------     --------

            Aggregate carrying amount of mortgage loans extended or renewed                  $3,400     $3,400       $3,400
                                                                                            --------   --------     --------
                                                                                            --------   --------     --------


            Approximate aggregate cost for federal income tax purposes                       $7,409     $4,516       $4,836
                                                                                            --------   --------     --------
                                                                                            --------   --------     --------
