Form 10-K/A
period 1995-07-31
BRE PROPERTIES INC
filed 1995-11-28
CIK 9677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                  FORM 10-K/A

(MARK ONE)
(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1995
                                       OR
( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-5303

                              BRE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-1722214
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)


            ONE MONTGOMERY STREET
          TELESIS TOWER, SUITE 2500
          SAN FRANCISCO, CALIFORNIA                             94104-5525
  (Address of principal executive offices)                      (Zip Code)

                                       (415) 445-6530
                    (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
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

                  Yes      X                         No
                         ----                              ----

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts of the BRE Properties, Inc. Annual Report to Shareholders for the year ended July 31, 1995 (the "Annual Report") (Exhibit 13.1 hereto) are incorporated by reference into Parts I and II of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS. See "Executive Officers of the Registrant" in Part I of this report.

DIRECTORS. Registrant's Board of Directors (the "Board") consists of six members, divided into three classes designated Class I, Class II and Class III. Currently, there are two Class I directors, two Class II directors and two Class III directors.

     At the next annual meeting of shareholders, two Class II directors are to be elected for a term of three years (expiring 1998) or until the election and qualification of their successors. The persons proposed for reelection as the Class II directors of the company are Mr. L. Michael Foley and Mr. John McMahan.

     The following table sets forth certain information as to the nominees, as well as the other current members of the Board, including their ages, principal business experience during the past five years, the year they each first became a director, Board committee membership and other directorships currently held in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

NOMINEES - CLASS II DIRECTORS

                  Principal Business Experience During Past              Director    Board Committee
Name              Five Years                                     Age     Since (1)   Membership
----              --------------------------------------------   ---     ---------   ----------
L. Michael Foley  Senior Vice President and Chief Financial      56      1994        Audit, Compensation
                  Officer, Coldwell Banker Corporation, since
                  1995.  Consultant, L. Michael Foley &
                  Associates, 1994-95.  Consultant, Sears
                  Roebuck and Co., 1993-94.  Chairman and
                  Chief Executive Officer, Sears Savings
                  Bank, 1989-93.  Senior Executive Vice
                  President, Coldwell Banker Real Estate
                  Group, Inc., 1986-93.

John McMahan      President, John McMahan Associates, Inc., a    58      1993        Audit,
                  management consulting firm, and McMahan                            Compensation,
                  Real Estate Securities, Inc., a real estate                        Executive
                  investment firm, since 1994.  President and
                  Chief Executive Officer, Mellon/McMahan
                  Real Estate Advisors, Inc., a real estate
                  advisory firm, 1990-94.  Chairman,
                  Peregrine Real Estate Trust, and Trustee,
                  California Real Estate Investment Trust.
                  Trustee, Mellon Participating Mortgage
                  Trust, Inc., a real estate investment
                  trust.

CLASS III DIRECTORS - TERM EXPIRES IN 1996

                       Principal Business Experience During              Director     Board Committee
Name                   Past Five Years                            Age    Since (1)    Membership
----                   -----------------------------------------  ---    ---------    ----------
C. Preston Butcher     President and Chief Executive Officer,     56     1985         Audit, Compensation
                       Lincoln Property Company, N.C., Inc.,
                       real estate developer, and President and
                       Chief Executive Officer, Lincoln
                       Property Company Management Services,
                       Inc., real estate management company,
                       for more than five years.  Director, The
                       Charles Schwab Corporation.

Frank C. McDowell      President and Chief Executive Officer of   47     June 1995    Executive
                       the company, since June 1995.  Chief
                       Executive Officer and Chairman of
                       Cardinal Realty Services, Inc., 1992-95.
                       Senior Vice President, Head of Real
                       Estate, First Interstate Bank of Texas,
                       1988-92.


CLASS I DIRECTORS - TERM EXPIRES IN 1997

Arthur G. von Thaden   Chairman of the Board of the company.      63     1981         Executive
                       President and Chief Executive Officer of
                       the company from 1970 to June 1995.
                       Chief Executive Officer, BankAmerica
                       Realty Services, Inc., a real estate
                       investment advisory firm, from 1970 to
                       September 1987.

Malcolm R. Riley       Partner, Riley/Pearlman Company, a         63     1990         Audit,
                       shopping center developer and manager,                         Compensation,
                       since 1986.  President, Plaza Management                       Executive
                       Company, a wholly owned subsidiary of
                       Riley/Pearlman, since 1992, and
                       Chairman, La Cagnina/Riley & Associates,
                       since 1994.


_____________________

(1) Years indicated are calendar years. For Messrs. von Thaden and Butcher, includes service as a trustee of the company's predecessor, BankAmerica Realty Investors.

     Mr. Butcher is a managing general partner in approximately 240 partnerships which act as the general partner of single purpose limited partnerships, each of which owns a rental real estate property. To date, 14 of these single purpose limited partnerships have filed for protection under the Federal bankruptcy laws.

     During the fiscal year ended July 31, 1995, the Board held 14 meetings. All of the directors attended 75% or more of the meetings of the Board and each of the committees on which they served during fiscal 1995, except Mr. McMahan.

     The Board of Directors has established an Audit Committee, an Executive Committee and a Compensation Committee.

     The Audit Committee reviews the annual financial statements with both management and the independent auditors. Such review includes an assessment as to whether the financial statements are complete and consistent with information known to them and reflect appropriate accounting principles. The Audit Committee meets annually with the independent auditors in preparation for, and in review of, the annual audit. During fiscal 1995, the Audit Committee met twice.

     The Executive Committee has all powers of the Board in the management and affairs of BRE, subject to limitations prescribed by the Board and by Delaware law. The Executive Committee did not meet during fiscal 1995.

     The Compensation Committee reviews the compensation of officers of BRE and administers BRE's stock option plans. The Compensation Committee met once during fiscal 1995.

     Registrant's prior policy regarding compensation of directors was to pay the Chairman of the Board (unless an employee of the company) an annual retainer of $30,000 and to pay each other director who is not an employee an annual retainer of $10,000. Directors (including the Chairman) who are not employees receive an additional $1,000 for each Board meeting attended, and they are also reimbursed for reasonable expenses incurred in attending Board and Committee meetings. In addition, during the fiscal year ended July 31, 1995, Mr. McMahan was paid $10,000 per month from January to July 1995 (a total of $64,000) for serving as interim Chairman of the Board following former Chairman Carver's resignation and for performing other strategic planning duties at the request of the Board; and Mr. Foley was paid, as chairman of the CEO search committee, $5,000 per month (totaling $30,000). On October 2, 1995, the Board adopted a policy of paying retainer and meeting fees of non-employee directors solely in stock options, subject to approval by BRE's shareholders of the Amended and Restated Non-Employee Director Stock Option Plan.

     Under the 1994 Non-Employee Director Stock Plan, for fiscal 1995 directors who were not employees received a stock option to purchase 2,500 shares of Common Stock at $30.50 per share, the closing market price on the date of grant. This grant applied to the non-employee directors (i.e., all current directors except Messrs. McDowell and von Thaden). On October 2, 1995, this plan was amended to provide each non-employee director annual stock options for 12,500 shares of Common Stock in lieu of cash compensation plus options for an additional 2,500 shares depending on performance. On October 16, 1995, pursuant to the amended plan, the non-employee directors were granted options to purchase 12,500 shares at $33.25 per share, subject to shareholder approval of the amended plan.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Exchange Act requires the company's directors and executive officers, and persons who own more than ten percent of a registered class of its equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the company.

     To registrant's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended July 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that Mr. McMahan inadvertently failed to timely file a report showing a change in ownership of Common Stock arising from the acquisition of 1,000 shares of Common Stock in November 1994.

ITEM 11.                     EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table shows the compensation for the past three fiscal years of Registrant's Chief Executive Officer and each other executive officer with salary and bonus of over $100,000 for the fiscal year ended July 31, 1995 (the "named executive officers").

                                               Annual                       Long-Term
                                            Compensation                Compensation Awards
                                            ------------                -------------------

                                      Salary     Bonus      Restricted Share  Options/       All Other
Name and Principal Position   Year    ($)        ($)          Awards ($)(1)    SARs(#)    Compensation (2)
---------------------------   ----    ---        ---          -------------    -------    ----------------
Arthur G. von Thaden          1995    $262,500   $108,000       $ 68,200       35,000         $17,843
President and Chief           1994     260,417      -0-           21,113       35,000          21,559
Executive Officer until June  1993     247,883     95,000         19,125       35,000          22,034
5, 1995, then Chairman of
the Board


Frank C. McDowell             1995    $ 33,333   $  -0-         $125,011       70,000         $  -0-
President and Chief           1994
Executive Officer (since      1993
June 5, 1995)


Byron M. Fox                  1995    $169,792   $ 62,000       $ 52,700        5,000         $17,834
Executive Vice President,     1994     159,375      -0-           10,556        3,000          21,320
Acquisitions and Asset        1993     151,667     45,000          9,563        5,000          17,582
Management


Howard E. Mason, Jr.          1995    $108,833   $ 38,000       $ 34,100        5,000         $11,068
Senior Vice President,        1994     102,167      -0-           10,556        2,500          14,326
Finance                       1993      98,000     30,000          9,563        3,000          10,611



Ronald P. Wargo               1995    $113,333   $ 48,000       $ 49,600        5,000         $11,573
Senior Vice President,        1994     103,333      -0-           14,075        4,000          15,572
Asset Management              1993      93,500     40,000          6,375        5,000           9,941



Ellen G. Breslauer            1995    $ 88,833   $ 30,000       $ 31,000        3,000         $ 8,712
Secretary and Treasurer       1994      82,417      -0-            7,038        2,000          11,479
                              1993      78,917     27,000          6,375        2,500           8,049

______________________

(1) The amounts reported represent the aggregate value of restricted share awards at the date of award. In fiscal 1995, 1994 and 1993, the named executive officers received the following numbers of restricted share awards:

                  1995          1994           1993
                  ----          ----           ----
von Thaden       2,200           600            600

McDowell         4,082             0              0

Fox              1,700           300            300

Mason            1,100           300            300

Wargo            1,600           400            200

Breslauer        1,000           200            200


     The restrictions imposed on restricted share awards severally lapse on the fifth anniversary of the date of grant or, if earlier, upon normal retirement, death or disability. The restrictions on Mr. McDowell's shares lapse on the third anniversary of the grant date. In addition, the restrictions imposed on Mr. von Thaden's and Mr. McDowell's restricted shares may lapse upon termination of employment following a change in control of the company. See "-- Employment Contracts and Termination of Employment and Change-in-Control Arrangements." Dividends are paid on restricted shares at the same rate and at the same time as on the Common Stock.

     At July 31, 1995, the aggregate number and value of shares of restricted stock (based on the market price of $31.50 at July 31, 1995) held by each of the named executive officers was as follows:

                        Number                Value
                        ------                -----
von Thaden              5,200               $163,800

McDowell                4,082                128,583

Fox                     2,900                 91,350

Mason                   2,400                 75,600

Wargo                   2,400                 75,600

Breslauer               1,500                 47,250


(2) Consists of BRE's contributions to its defined contribution retirement plan (401(k) Plan) on behalf of the named executive officers. Also includes $1,250 for Mr. Fox representing the company's allocation for him pursuant to the Supplemental Retirement Plan which the company established beginning with the fiscal year ended July 31,

     1995 in order to provide to all employees, other than Messrs. von Thaden and Mason (see "Supplemental Retirement Benefits"), unfunded supplemental retirement benefits equal to the benefits that would have been received from company contributions to the 401(k) Plan absent the various contribution limitations.

                          OPTION GRANTS IN FISCAL 1995

     The following table sets forth (i) all individual grants of stock options made by the company during fiscal 1995 to each of the named executive officers;
(ii) the ratio that the number of options granted to each individual bears to the total number of options granted to all employees of the company, (iii) the exercise price and expiration date of these options; and (iv) the estimated potential realizable values assuming certain stock price appreciation over the ten-year option term.

                                           Individual Grants
                                           -----------------
                                     % of Total                                   Potential Realized Value
                                      Options                                    at Assumed Annual Rates of
                          Options    Granted to     Exercise or                 Stock Price Appreciation for
                          Granted    Employees      Base Price   Expiration           Option Term (2)
Name                       (#)(1)  in Fiscal 1995     ($/Sh)        Date            5%               10%
----                      -------  --------------   ----------   ----------     ----------        ----------
Arthur G. von Thaden       35,000       25.4%         $31.00       8/28/04      $  682,351        $1,729,211

Frank C. McDowell          70,000       50.7           30.63       6/04/05       1,348,193         3,416,585

Byron M. Fox                5,000        3.6           31.00       8/28/04          97,479           247,030

Howard E. Mason, Jr.        5,000        3.6           31.00       8/28/04          97,479           247,030

Ronald P. Wargo             5,000        3.6           31.00       8/28/04          97,479           247,030

Ellen G. Breslauer          3,000        2.2           31.00       8/28/04          58,487           148,218

__________________________

(1) All options shown in the table were granted under the company's 1992 Employee Stock Plan (the "1992 Plan"), except for options for 50,000 shares granted to Mr. McDowell. The exercise price is 100% of fair market value on the date of grant. The options vest 50% on each of the first and second anniversary dates of grant (except as described below for Mr. McDowell's options) and expire ten years from the date of grant. The option price is payable in cash or by delivery of previously acquired shares of Common Stock, and the option holder may in certain circumstances elect to have shares withheld to satisfy tax withholding requirements in connection with the exercise of options. Options granted may become immediately exercisable in certain events such as an optionee's retirement, death or disability, or in connection with a merger, acquisition or "change in control" as defined in the 1992 Plan. All options held by Mr. McDowell may become immediately exercisable upon termination of employment following a change in control of the company. Mr. von Thaden's options will become fully vested on December 31, 1995. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." Mr. McDowell exercised his options immediately upon grant with respect to 20,000 shares. See the following table. Mr. McDowell's options for the remaining 50,000 shares vest in equal installments on June 22, 1998, 1999 and 2000. Any portion of these options then remaining unexercised will terminate on July 22, 2000, unless at any time prior to that date the market price for the Common Stock has exceeded $39.00 per share for ten consecutive trading days.

(2) Potential realizable value is calculated based on an assumption that the price of the Common Stock appreciates at the annual rate shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term (ten years). The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the company's estimate or projection of future stock prices. Actual gains, if any, upon future exercise of any of these options will depend on the actual performance of the Common Stock and the continued employment of the executive officer holding the option through its vesting period. At 5% annual appreciation from $31.00 over a ten-year term, the stock price would be $50.50. At 10% annual appreciation from $31.00 over a ten-year term, the stock price would be $80.41. Using a base of $30.63, the stock price would be $49.88 after five years and $79.43 after ten years.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1995
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth (i) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during fiscal year 1995 by each of the named executive officers;
(ii) the total number of all outstanding unexercised options held by the named executive officers as of the end of fiscal year 1995; and (iii) the aggregate dollar value of all such unexercised options based on the excess of the market price of the Common Stock over the exercise price of the option.

                                                                                       Value of Unexercised
                     Number of Shares       Value        Number of Unexercised              In-the Money
       Name        Acquired on Exercise  Realized (1)     Options at 7/31/95            Options at 7/31/95(2)
       ----        --------------------  ------------     ------------------            ---------------------
                                                       Exercisable/Unexercisable      Exercisable/Unexercisable
Arthur von Thaden        12,500           $   1,563     118,000          52,500        $189,831        $17,500

Frank C. McDowell        20,000                0           0             50,000            0            43,750

Byron M. Fox               0                   0         18,000           6,500          33,841          2,500

Howard E. Mason, Jr.       0                   0         11,250           6,250          13,124          2,500

Ronald P. Wargo            0                   0         17,800           7,000          24,674          2,500

Ellen G. Breslauer         0                   0         12,400           4,000          20,243          1,500




______________________

(1) Value realized is calculated by subtracting the total exercise price from the market value of the underlying Common Stock on the date of exercise. Because Mr. McDowell purchased 20,000 shares on the date of grant of his options, the exercise price was equal to the market price at the time of exercise. Mr. McDowell was granted a loan of $612,500 by the company representing the full exercise price for the 20,000 shares. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." As a result of his option exercise, Mr. McDowell increased his holdings of Common Stock by 20,000 shares.

(2)  The market value of the Common Stock at July 31, 1995 was $31.50 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     MR. MCDOWELL

     Effective as of June 5, 1995 (the "Commencement Date"), registrant entered into a five-year employment agreement with Mr. McDowell. Certain material terms of the agreement are as follows:

          BASE SALARY AND ANNUAL INCENTIVE BONUS. Mr. McDowell will receive a base salary of $300,000 per year and is eligible to receive an annual incentive bonus of up to 100% of base salary based on achievement of predefined operating or performance criteria (the "Annual Criteria") established by the Board, with emphasis on funds from operations ("FFO").

          STOCK LOAN. On the Commencement Date, Mr. McDowell received a loan (the "Employment Stock Loan") of $612,500 to exercise options to purchase 20,000 shares of BRE Common Stock (at an exercise price of $30.625 per share) issued on that date. The Stock Loan bears interest at 8.25% per annum, compounded annually, with all principal and accrued interest payable in full on June 5, 2000 (the "Payment Date"); provided, however, that repayment of any principal and accrued interest under the Employment Stock Loan (the "Loan Amount") will be forgiven in accordance with the following formulas (the "Performance Formulas"):
(i) 20% of the Loan Amount will be forgiven if the gross book value of registrant's equity investments in real estate, investments in limited partnerships and mortgages have a value of $937 million or more on the Payment Date, and a pro rata portion of the Loan Amount will be forgiven if such value is between $791 million and $937 million; (ii) 20% of the Loan Amount will be forgiven on the Payment Date if, on the second anniversary date of the Employment Stock Loan, there has been an increase in funds from operations ("FFO") per share of Common Stock for the two year period ending April 30, 1997 which is at or above the 80th percentile of the Indexed REITs for a comparable period, and a pro rata portion of the Loan Amount will be forgiven if any such increase is within the 50th and 80th percentiles; (iii) 30% of the Loan Amount will be forgiven if, on the Payment Date, there has been an increase in FFO per share of Common Stock for the three year period ending April 30, 2000 which is at or above the 80th percentile of the Indexed REITs, and a pro rata portion of the Loan Amount will be forgiven if any such increase is within the 50th and 80th percentiles; and (iv) 30% of the Loan Amount will be forgiven if, as of the Payment Date, the average of the FFO multiples of Common Stock as of December 31 of each of the five preceding years (computed in each case by dividing the market price of Common Stock on the last trading day of the calendar year by the preceding twelve months' FFO) is at or above the 80th percentile of the average multiple of the Indexed REITs for the same five year period, and a pro rata portion of the Loan Amount will be forgiven if such multiple is within the 50th and 80th percentiles. In addition, the Loan Amount will be forgiven by registrant upon termination of Mr. McDowell's employment with registrant under the circumstances described below under "Certain Severance Benefits."

          STOCK OPTIONS AND RESTRICTED STOCK GRANTS. On the Commencement Date, Mr. McDowell received options to purchase 50,000 shares of Common Stock at an exercise price of $30.63 per share. One third of such options vest on each of June 22, 1998, 1999 and 2000;

provided, however, that any unexercised options terminate on July 22, 2000 if the Market Value of the Common Stock has not exceeded $39.00 per share for ten consecutive trading days during the five year employment term. On the Commencement Date, Mr. McDowell was also awarded 4,082 Restricted Shares, all of which shall vest on the third anniversary of the Commencement Date.

          FUTURE AWARDS. Beginning with the fiscal year commencing August 1, 1996 and for each subsequent fiscal year, Mr. McDowell is entitled to receive annual long term incentive awards which, assuming achievement of all applicable performance goals, will provide Mr. McDowell with the financial equivalent of
(i) a forgivable performance based five-year loan to purchase 5,000 shares of Common Stock and (ii) performance options to purchase 25,000 shares of BRE Common Stock at Market Value on the date of award.

          CERTAIN SEVERANCE BENEFITS. If, at any time during the five year employment term, the employment of Mr. McDowell is terminated, he shall be entitled to receive the benefits described below.

          (a)   TERMINATION OTHER THAN IN CONNECTION WITH A CHANGE IN CONTROL.

                (i) TERMINATION BY THE COMPANY WITHOUT CAUSE. If Mr. McDowell is terminated without cause before June 5, 1996, he would receive a lump sum payment equal to 1.5 times his then base salary, all vesting restrictions on the 4,082 Restricted Shares awarded on the Commencement Date would be eliminated and the excess of the Loan Amount over the Market Value of 20,000 shares of Common Stock on the date of termination would be forgiven, with the balance of the Loan Amount payable immediately. If such termination occurs after June 5, 1996, Mr. McDowell will receive a lump sum payment equal to his then base salary plus an amount equal to the average of his annual bonus over the most recent two years (or the previous annual bonus if only one annual bonus period has passed), all vesting restrictions on the 4,082 Restricted Shares awarded to him on the Commencement Date would be eliminated and the Loan Amount would be reduced based on a pro rata application of the Performance Formulas (the "Performance Adjustment"), taking into consideration the number of full months worked and performance data through the last quarter ended 45 days or more prior to the termination date.

                (ii) TERMINATION DUE TO DEATH OR DISABILITY. Upon termination due to death or disability, Mr. McDowell or his estate will receive a lump sum payment equal to the estimated annual bonus he would have received for the fiscal year in question (based on actual performance relative to Annual Criteria for the fiscal year and Mr. McDowell's contribution to the date of death or disability), calculated on a pro-rated basis to the date of termination. In addition, the Employment Stock Loan will be forgiven based on the Performance Adjustment, with any balance payable 15 days after termination.

                (iii) VOLUNTARY TERMINATION OR TERMINATION FOR CAUSE. Upon voluntary termination or termination for "cause," no further compensation will be payable to Mr. McDowell and the outstanding balance of the Employment Stock Loan, together with accrued but unpaid interest, will be payable in full within 15 days of termination.

          (b)   TERMINATION FOLLOWING A CHANGE IN CONTROL.

                (i) TERMINATION WITHOUT CAUSE OR BY MR. MCDOWELL FOR GOOD REASON. If Mr. McDowell is terminated without cause within 12 months following a Change in Control, or if Mr. McDowell terminates his employment for "Good Reason" within 12 months after a Change in Control, he will receive the following benefits: (a) a lump sum payment equal to (x) two times his then base salary plus an amount equal to two times the average of his annual bonus over the most recent two years, or his previous annual bonus if only one annual bonus period has passed (based on his current base salary of $300,000 and assuming average incentive compensation in the maximum amount of $300,000, this payment would be $1,200,000) plus (y) the estimated annual bonus he would have received for the fiscal year in question (based on actual performance relative to Annual Criteria for the fiscal year and Mr. McDowell's contribution to date), calculated on a pro-rated basis to the date of termination; (b) all unvested stock options held by Mr. McDowell would vest and be exercisable for a period of three months; (c) all vesting restrictions on the Restricted Shares would be eliminated; and (d) the Employment Stock Loan will be forgiven based on the Performance Adjustment, with any balance payable upon termination.

                (ii) TERMINATION DUE TO DEATH OR DISABILITY. Upon termination due to death or disability following a Change in Control, Mr. McDowell or his estate will receive the same benefits described in subparagraph (a)(ii) above.

                (iii) VOLUNTARY TERMINATION WITHOUT GOOD REASON OR TERMINATION FOR CAUSE. Upon voluntary termination of employment by Mr. McDowell without Good Reason within 12 months following a Change in Control, Mr. McDowell will receive a lump sum payment equal to his then base salary plus an amount equal to the average of his annual bonus over the most recent two years, or the previous annual bonus if only one annual bonus period has passed ($600,000 assuming a $300,000 base salary and maximum incentive bonus). The outstanding balance of the Employment Stock Loan will be due on such termination. Upon termination for "cause" within 12 months following a Change in Control, no further compensation will be payable to Mr. McDowell and the outstanding balance of the Employment Stock Loan, together with accrued but unpaid interest, will be payable in full within 15 days of termination.

     Any of the foregoing amounts payable to Mr. McDowell following a Change in Control are subject to reduction to the extent such payments would constitute "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986.

     MR. VON THADEN

     On December 19, 1994, registrant entered into an agreement with Mr. von Thaden contemplating his retirement on December 31, 1995. Pursuant to that agreement, registrant agreed to the acceleration of vesting of all stock options and restricted stock held by Mr. von Thaden as of the retirement date, and to allow exercise of such options for up to three years following that date (but not beyond the original term of any such option). Mr. von Thaden relinquished the position of Chief Executive Officer and became Chairman of the Board on June 5, 1995, when Mr. McDowell became the Chief Executive Officer, and Mr. von Thaden will now retire on December 31, 1995, resulting in acceleration of the existing 4,000 shares of restricted stock and stock options for 17,500 shares of Common Stock, although he remains a director of registrant. Registrant agreed to maintain Mr. von Thaden's compensation and benefits through December 31, 1995 at the same levels as existed on December 19, 1994.

SUPPLEMENTAL RETIREMENT BENEFITS

     In 1988, BRE established an unfunded plan to provide supplemental retirement benefits to Mr. von Thaden and Howard E. Mason, Jr. This plan generally provides for the payment of supplemental benefits to each of Mr. von Thaden and Mr. Mason in an amount equal to the greater of (i) the excess of the benefits he would have received under the defined benefit pension plan of BankAmerica Corporation (assuming his employment with BRE's predecessor, BankAmerica Realty Services, Inc. had continued until retirement at his BRE earnings levels) over the benefits he is entitled to receive under the 401(k) Plan or (ii) the benefits he would have received from company contributions to the 401(k) Plan absent the various contribution limitations. These supplemental benefits are payable upon termination of employment in any actuarially equivalent form.

     The established supplemental benefits payable to Mr. von Thaden on his proposed retirement on December 31, 1995 are $11,600 (under a five year certain and life annuity) or a lump sum of $100,100. Assuming retirement prior to age 65, the maximum estimated supplemental benefits payable to Mr. Mason are $1,540 (under a five year certain and life annuity), or $13,500 (as a single lump sum payment). Assuming retirement at age 65, the estimated supplemental benefits payable to Mr. Mason are $1,380 (under a five year certain and life annuity), or $11,600 (as a single lump sum payment).

     See footnote 2 at page 8 herein regarding the company's Supplemental Retirement Plan adopted beginning with the fiscal year ended July 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of September 5, 1995, information regarding the beneficial ownership of Common Stock by each director of the company, by each named executive officer and by all directors and executive officers as a group. The amounts shown are based upon information provided by the individuals named.

                                                                                               Percentage of Outstanding
                                         Current Position           Shares of Common Stock     Shares Owned Beneficially
        Name                               With Company             Beneficially Owned (1)              (1)(2)
        ----                               ------------             ----------------------              ------
Arthur G. von Thaden                 Director and Chairman               168,035   (3)                   1.5%

Frank C. McDowell                    Director, President and Chief        24,082   (4)                   *
                                     Executive Officer

C. Preston Butcher                   Director                              3,250   (5)                   *

L. Michael Foley                     Director                              4,250   (6)                   *

John McMahan                         Director                              3,250   (7)                   *

Malcolm R. Riley                     Director                              2,250   (8)                   *

Byron M. Fox                         Executive Vice President             31,083   (9)                   *

Howard E. Mason, Jr.                 Senior Vice President,               26,536  (10)                   *
                                     Finance

Ronald P. Wargo                      Senior Vice President                26,956  (11)                   *

Ellen G. Breslauer                   Secretary and Treasurer              24,364  (12)                   *

All directors and executive                                              314,056  (13)                   2.9%
officers as a group (ten persons)

_____________________

(1) The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Except as otherwise indicated, each individual has sole voting and sole investment power with regard to the shares owned.

(2)  Except where otherwise indicated, does not exceed 1%.

(3) Mr. von Thaden - includes 378 shares held by Mr. von Thaden's wife in her Individual Retirement Account, as to which Mr. von Thaden has no voting or investment power. Also includes 150,500 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. See also "Employment Contracts and Termination of Employment and Change-in-Control
     Arrangements - Mr. von Thaden." Also includes 4,000 shares held as restricted shares.

(4) Mr. McDowell - includes 4,082 shares held as restricted shares and 20,000 shares which Mr. McDowell acquired June 5, 1995 upon exercise of stock options granted to him at the time of his employment that are collateral for a $612,500 recourse loan from the Company. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Mr. McDowell."

(5) Mr. Butcher - includes 1,000 shares held by Mr. Butcher's wife as her separate property and 1,000 shares held by Mr. Butcher and his wife as community property, as to which he has shared voting and investment power. Also includes 1,250 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995.

(6) Mr. Foley - includes 3,000 shares owned by a family trust of which Mr. Foley and his wife are trustees, as to which he has shared voting and investment power, and 1,250 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995.

(7) Mr. McMahan - owned in joint tenancy by Mr. McMahan and his wife, as to which he has shared voting and investment power. Also includes 1,250 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995.

(8) Mr. Riley - includes 500 shares owned in joint tenancy by Mr. Riley and his wife, and 500 shares owned in a family partnership as to which he has shared voting and investment power. Also includes 1,250 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995.

(9) Mr. Fox - includes 22,000 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. Also includes 2,600 shares held as restricted shares, and 5,000 shares which Mr. Fox acquired August 28, 1995 upon exercise of stock options that are collateral for a $159,063 recourse loan from the company. The interest rate on the five-year loan is 8.25%, equal to the initial dividend yield on the shares so purchased. The loan may be forgiven in whole or in part upon the achievement of company performance goals related to growth in assets, funds from operations per share and stock price similar to those applicable to forgiveness of Mr. McDowell's loan as described in "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Mr. McDowell."

(10) Mr. Mason - includes 150 shares held by the estate of the late Mrs. Mason and 700 shares held by the estate as custodian for itself and Mrs. Mason's sisters. With respect to these 850 shares, Mr. Mason has no voting or investment power. Also includes 676 shares held by Mrs. Mason's estate. Also includes 15,000 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. Also includes 2,400 shares held as restricted shares.

(11) Mr. Wargo - includes 21,300 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. Also includes 2,800 shares held as restricted shares.

(12) Ms. Breslauer - includes 798 shares held by Ms. Breslauer's husband in his Individual Retirement Account, as to which Ms. Breslauer has shared investment power and no voting power. Also includes 6,294 shares held by Ms. Breslauer and her husband as community property, for which she has shared voting and investment power. Also includes 14,900 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. Also includes 1,800 shares held as restricted shares.

(13) Includes 228,700 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before November 2, 1995. Also includes 17,682 shares held as restricted shares.

                          PRINCIPAL SHAREHOLDER OF BRE

     The following table indicates the only person known by registrant to be the beneficial owner of more than 5% of the company's shares of Common Stock as of September 5, 1995 and the percentage of all outstanding shares of Common Stock that such shares represented at that date, based on information furnished by such holder or contained in filings made with the Securities and Exchange Commission.

                                    Number of Shares     Percentage
Name and Address                     of Common Stock     of Shares
----------------                     ---------------     ---------

State Farm Insurance Companies          2,409,479           22%
One State Farm Plaza
Bloomington, Illinois 61701

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained in Note H of Notes to Financial Statements, on page 23 of the 1995 Annual Report under the caption "Transactions with Related Parties," which information is incorporated herein by reference to excerpts of the Annual Report. See also Note 9 on pg. 18 herein regarding a $159,063 loan to Mr. Fox.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BRE PROPERTIES, INC.



Dated:  November  28, 1995                   /s/
                                             -----------------------------
                                             Howard E. Mason, Jr.
                                             Senior Vice President, Finance