Form 10-Q
period 1995-10-31
BRE PROPERTIES INC
filed 1995-12-11
CIK 9677

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1995

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-5305



                              BRE PROPERTIES, INC.
      ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  94-1722214
 -------------------------------            -------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


    One Montgomery Street
    Telesis Tower, Suite 2500
    San Francisco, CA                                  94104-5525
 -------------------------------            -------------------------------
  (Address of principal office)                        (Zip Code)


Registrant's telephone number,
including area code                                  (415) 445-6530
                                            -------------------------------


                                Inapplicable
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__ .   No __X__ .

Number of shares of Class A common stock
outstanding as of October 31, 1995                     10,970,865
                                            -------------------------------

PART I   FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

BRE PROPERTIES, INC.

-------------------------------------------------------------------------------

BALANCE SHEETS (Dollar amounts in thousands)
-------------------------------------------------------------------------------

                                                       October 31, 1995    July 31, 1995
                                                          (unaudited)
                                                       ---------------------------------
ASSETS
Equity  investments in real estate                         $ 370,076         $ 377,175
  Less: Accumulated depreciation and amortization            (46,730)          (47,811)
                                                           ---------         ---------
                                                             323,346           329,364
Investments in limited partnerships                            1,202             1,181
                                                           ---------         ---------
  Real estate portfolio                                      324,548           330,545
Mortgage loans                                                 7,163             7,409
Allowance for possible losses                                 (1,250)           (1,250)
                                                           ---------         ---------
                                                             330,461           336,704

Cash and short-term investments                               15,232             4,462
Funds in escrow for tax-deferred exchange                      3,854
Other assets                                                   8,214             6,720
                                                           ---------         ---------
Total assets                                               $ 357,761         $ 347,886
                                                           ---------         ---------
                                                           ---------         ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                     $   4,091         $   4,116
Mortgage loans payable                                       112,519           100,828
                                                           ---------         ---------
  Total liabilities                                          116,610           104,944
                                                           ---------         ---------

Shareholders' equity
Class A common stock, $0.01 par value, 50,000,000
 shares authorized.  Shares issued and outstanding
 10,970,865 at October 31,1995 and 10,962,065 at
 July 31, 1995                                                   109               109
Additional paid-in capital                                   212,246           212,127
Undistributed net realized gain on sales of
 properties                                                   28,796            30,706
                                                           ---------         ---------
  Total shareholders' equity                                 241,151           242,942
                                                           ---------         ---------

  Total liabilities and shareholders' equity               $ 357,761         $ 347,886
                                                           ---------         ---------
                                                           ---------         ---------


See notes to financial statements.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF INCOME (unaudited)
(Amounts in thousands, except in per share data)
--------------------------------------------------------------------------------

                                                    For the Three Months
                                                      Ended October 31
                                                    --------------------
REVENUE                                                1995      1994
                                                    ---------  ---------
Rental income                                        $16,084    $14,110
Interest on short-term investments                       139        242
Interest income on mortgage loans                        209        138
Income from limited partnerships                         140         82
Other income                                             143        117
                                                     -------    -------
  Total revenue                                       16,715     14,689
                                                     -------    -------

EXPENSES
Real estate expenses                                   5,837      4,767
Provision for depreciation and amortization            1,988      1,785
Interest expense                                       2,075      1,451
General and administrative                               915      1,229
                                                     -------    -------
  Total expenses                                      10,815      9,232
                                                     -------    -------

Income before gain on sales of investments             5,900      5,457
Gain (loss) on sales of investments                     (899)
                                                     -------    -------
  NET INCOME                                         $ 5,001    $ 5,457
                                                     -------    -------
                                                     -------    -------


Income per share
  Primary
    Income before gain on sales of investments       $   .54    $   .50
    Gain (loss) on sales of investments                 (.08)
                                                     -------    -------
      Net income                                     $   .46    $   .50
                                                     -------    -------
                                                     -------    -------
Dividends declared                                   $   .63    $   .60
                                                     -------    -------
                                                     -------    -------
Weighted average shares outstanding                   10,984     10,932


See notes to financial statements.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                   For the three months
                                                                     ended October 31
                                                                   --------------------
                                                                     1995        1994
                                                                   --------    --------
Cash flows from operating activities:
  Net income                                                       $  5,001    $  5,457
  Non-cash revenues and expenses included in income:
    Provision for depreciation and amortization                       1,988       1,785
    Loss on sales of investments                                        899
  Increase in other assets                                             (425)        (11)
  Increase (decrease) in accounts payable and other liabilities         (25)        647
  Other increase                                                        188         443
                                                                   --------    --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                          7,626       8,321
                                                                   --------    --------

Cash flows from investing activities:
  Equity investments:
    Apartments purchased                                                        (16,231)
    Cash invested in apartments acquired through tax-deferred
     exchange                                                          (361)
    Options payments on apartments being developed                     (480)
    Apartment expansion                                                          (1,252)
    Improvements to apartments                                         (196)        (86)
    Space preparations and tenant improvements:
      Shopping centers                                                 (374)     (1,172)
      Light industrial and warehouse                                               (398)
    Funds in escrow for tax-deferred exchange                         3,854
  Advances on mortgage loans receivable                                          (1,500)
  Repayments on mortgage loans receivable                               246          44
                                                                   --------    --------
NET CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES            2,689     (20,595)
                                                                   --------    --------

Cash flows from financing activities:
  Mortgage loans payable:
    New mortgage loans                                               12,000
    Principal payments                                                 (309)       (278)
  Capitalized costs of proposed merger                                 (589)
  Proceeds from grants of restricted shares and exercises of
   stock options                                                        119         279
  Dividends paid                                                     (6,912)     (6,555)
                                                                   --------    --------
NET CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES            4,309      (6,554)
                                                                   --------    --------

Increase (decrease) in cash and short-term investments               14,624     (18,828)
Balance at beginning of year                                          4,462      28,938
                                                                   --------    --------
  Balance at end of period                                         $ 19,086    $ 10,110
                                                                   --------    --------
                                                                   --------    --------

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
October 31, 1995


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, together with the portions of the company's 1995 Annual Report to shareholders incorporated therein by reference. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim period presented herein.

Certain reclassifications have been made to the 1994 financial statements to conform to the presentation of the 1995 financial statements.

NOTE B - NET INCOME PER SHARE
-----------------------------

Primary net income per share is based upon the average number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

NOTE C - LITIGATION
-------------------

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

NOTE D - COMMITMENTS
--------------------

BRE has entered into a development and option agreement with Picerne Development Corporation (Picerne), an Arizona corporation, which is a wholly owned subsidiary of Picerne Investment Corporation, a privately held apartment developer headquartered in Rhode Island. Picerne is developing Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through two loans made by Wells Fargo Bank. The two loans are for $4,226,000 (standing loan) and $19,125,000 (construction loan), for a total of $23,351,000. As of October 31, 1995, $10,207,000 was outstanding under the loans. BRE has guaranteed repayment of the loans and has the right to acquire the property at or before completion of construction, which is currently expected in mid-1996.

BRE has made, or is committed to make, monthly option payments to Picerne as follows:

         (IN THOUSANDS)
         -------------------------------------------------------------------
         December 94                                                  $  220
         February 95 - July 95                      $ 60 x 6 months      360
         August 95 - December 95                     160 x 5 months      800
         January 96 - March 96                       100 x 3 months      300
         April 96 - May 96                            20 x 2 months       40
                                                                      ------
           Estimated total option payments                            $1,720
                                                                      ------
                                                                      ------

BRE's estimated total cost for the property, including interest expense and marketing expenses during construction, is $23,900,000.

In addition, BRE has committed to purchase Phase II of Newport Landing Apartments, in Glendale, Arizona. BRE purchased the adjacent 240-unit Phase I in September 1995, for $9,235,000. Phase II, also planned for 240 units, is currently being developed, with construction expected to be completed mid-1996. Picerne, which developed Phase I, is also developing Phase II for BRE. The cost for Phase II is projected to be $12,784,000.

Subsequent to July 31, 1995, the company committed to purchase an additional 266 units to be built near Portland, Oregon at a price of $16,350,000. Construction is underway, with completion expected in the spring of 1996. BRE will purchase the property following its completion in accordance with plans and specifications.

NOTE E - RECENT DEVELOPMENT
---------------------------

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

Under the terms of the Merger Agreement, each issued and outstanding share of beneficial interest, without par value, of REIT-Cal would be converted into the right to receive 0.57 (the "Exchange Ratio") of a share of BRE common stock in a tax-free transaction. In the event that either (i) (a) the average closing price per share of BRE common stock as reported by the New York Stock Exchange (the "NYSE") for the ten consecutive trading days ending on (and including) the trading day immediately preceding the date of REIT-Cal's stockholders meeting to consider the Merger (the "BRE Average Price") is less than $28.575, and (b) the difference between the BRE Average Price and the closing price of BRE common stock on the NYSE on

September 11, 1995, expressed as a percent of the closing price of BRE common stock on the NYSE on September 11, 1995, is at least 10% greater than the percentage decline in the value of the NAREIT Equity REIT Index over the period from September 11, 1995 to the trading day immediately preceding the date of the REIT-Cal stockholders meeting to consider the Merger, or (ii) the BRE Average Price is less than $28.07, the agreement may be terminated by REIT-Cal unless BRE increases the Exchange Ratio so that the Exchange Ratio as adjusted would equal a fraction the numerator of which is the product of 0.57 times (x) $28.575 in the case of a proposed termination under clause (i) above, or (y) $28.07 in the case of a proposed termination under clause (ii) above, and the denominator of which is the BRE Average Price.

Closing of the Merger is contingent upon, among other things, approval of the stockholders of BRE and REIT-Cal. The Merger will be treated as a purchase for accounting purposes. Upon the closing, Frank C. McDowell would continue to serve as President and Chief Executive Officer of BRE. Three executives of REIT-Cal would also be added to BRE management: Jay W. Pauly as Senior Executive Vice President and Chief Operating Officer; LeRoy E. Carlson as Executive Vice President and Chief Financial Officer; and John H. Nunn as Senior Vice President, Property Management. In addition, three directors of REIT-Cal would be appointed to the BRE Board of Directors, increasing BRE's Board from six to nine members.

NOTE F - SUBSEQUENT EVENTS
--------------------------

     On November 27, 1995, the Directors declared a dividend of $.63 per share, payable December 21, 1995 to shareholders of record December 8, 1995.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

October 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $15,232,000 at October 31, 1995, up from $4,462,000 at July 31, 1995. In addition to the $15,232,000 in cash and short-term investments, $3,854,000 was in escrow for completion of a tax-deferred exchange.

During the quarter ended October 31, 1995, BRE borrowed, on a non-recourse basis, $12,000,000 secured by the Verandas Apartments in Union City, California. The loan has a 10-year term, with amortization based on 30 years, and a fixed interest rate of 7.3%. The balloon payment at maturity is $10,372,000. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lender, refinance the property with another lender or sell assets to repay the balloon amounts.

During the quarter BRE completed the tax-deferred exchange of the vacant Pomona Warehouse property in Pomona, California for the 240-unit Phase I of Newport Landing Apartments in Glendale, Arizona. The loss on the disposition of the Pomona Warehouse was $93,000.

In addition, $3,854,000 has been placed in escrow as the proceeds from the disposition of the vacant Irvine Spectrum property in Irvine, California. The proceeds are expected to be invested on a tax-deferred basis in one of the several apartment properties that BRE has under contract to purchase. The loss on the disposition of the Irvine Spectrum Property was $806,000 (net of a $13,000 increase to the reported gain on Marymoor Warehouse, sold in November
1994).

An additional $374,000 was invested during the quarter in space preparation and tenant improvements at shopping centers.

Cash commitments at October 31, 1995 include the December 21, 1995 dividend payment of approximately $6,912,000.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE plans to acquire Arcadia Cove, a 432-unit apartment community currently under development, the 240-unit second phase of Newport Landing, and 266 units to be built, in the summer of fiscal 1996. The aggregate purchase price for these properties is approximately $53,034,000. (including, in the case of Arcadia Cove, option payments made by the company). These acquisitions may be funded through a combination of tax-deferred exchanges and borrowings under the existing lines of credit.

In addition to cash and short-term investments, the company has available bank lines of credit totaling $30,000,000. There were no borrowings under those lines of credit at October 31, 1995. The company expects to use a portion of the lines of credit to fund the cash portion of the purchase price for the apartment acquisitions described above.

RESULTS OF OPERATIONS

Net income for the quarter ended October 31, 1995 was $5,001,000 ($.46 per share), compared to $5,457,000 ($.50 per share) for the same quarter last year. Funds from operations totaled $7,888,000 for the quarter ended October 31, 1995, up 9% from the same period last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the company's operating performance.

At October 31, 1995, overall occupancy levels by class of property were as follows:

               Property Type                         Overall Occupancy
               -------------------------------------------------------
               Apartments                                      96  %
               Shopping centers                                96
               Other                                           97
                                                               --
                 WEIGHTED AVERAGE                              96  %
                                                               --
                                                               --

The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

REVENUE

Rental income rose 14% for the October 31, 1995 quarter from the comparable period last year. Apartments acquired since August 1, 1994 (and therefore owned less than two years) generated gross rents of $2,185,000 for the quarter while apartments owned for two or more years contributed $498,000 in higher revenue (up 5%).

Interest income on short-term investments decreased $103,000 from the comparable quarter last year as a result of lower average invested balances as cash was used to purchase apartments.

EXPENSES

Operating expenses of equity investments increased 22% from the year earlier period, primarily due to expenses on the new apartment acquisitions.

General and administrative expenses were $915,000 for the quarter ended October 31, 1995, down $314,000 (26%) from $1,229,000 for the comparable quarter last year, which had included $437,000 of legal costs paid in connection with litigation. During the fourth quarter, ended July 31, 1995, BRE successfully recovered $363,000 of this $437,000 from various insurance carriers. Excluding this litigation-related expense, general and administrative expenses rose for the quarter ended October 31, 1995 as a result of higher salaries and employee benefits due to a larger staff.

As more fully discussed in Note E of Notes to Financial Statements, on October 11, 1995, BRE entered into the Merger Agreement with REIT-Cal. Through October 31, 1995, BRE has paid investment banking, legal, accounting and other costs related to the Merger aggregating $565,000. This amount has been capitalized in anticipation of the Merger. Included in the $565,000 is $222,000 which had originally been expensed during the fiscal year ended July 31, 1995. This $222,000 was credited against general and administrative expenses during the quarter ended October 31, 1995.

Commencing August 1, 1995, BRE began allocating a portion of its salaries, employee benefits and other personnel costs to the real estate expense of the properties in the portfolio. While this reclassification does not change the company's net income or funds from operations, such an allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide a better matching of the revenue generated by the properties and the expenses required to generate that revenue. The amounts reclassified from general and administrative expenses to real estate expenses were $400,000 and $345,000 for the quarters ended October 31, 1995 and 1994, respectively.

Interest expense was up $624,000 from the comparable quarter last year. This increase reflected new mortgage loans, assumed since August 1, 1994, on Camino Seco Village, Colonia del Rio, Fountain Plaza, Hacienda del Rio, SpringHill and Verandas Apartments. The principal of these loans totaled approximately $27,939,000.

GAIN (LOSS) ON SALES

No gain on sales of investments was recorded during the quarter ended October 31, 1995. The company has recorded in its financial statements gains totaling $62,307,000 which have been deferred for tax purposes since the company's 1970 inception through October 31, 1995.

The losses on the previously discussed sales of Pomona Warehouse and Irvine Spectrum aggregated $899,000 for the quarter ended October 31, 1995.

DIVIDENDS

The $.63 per share dividend for the quarter ended October 31, 1995, was approximately 88% of funds from operations. Dividends totaled $6,912,000, compared to reportable net income of $5,001,000. Reportable net income is after deduction of $1,988,000 of depreciation expense (a non-cash charge) and $899,000 of loss on sales of investments. The dividend exceeded reportable net income.

BRE PROPERTIES, INC.

PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

       During the quarter, Standard & Poor's withdrew its "A" implied senior credit rating on BRE, following the announcement of the proposed
       Merger with non-rated Real Estate Investment Trust of California. BRE has no existing indebtedness subject to credit ratings. Should BRE seek a rating in the future, the indebtedness subject to the rating will be evaluated in accordance with then-existing credit standards.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            The following exhibits are submitted herewith:

            10.1 Amended and Restated Non-Employee Director Stock Option Plan dated October 2, 1995.

            11. Computation of Earnings Per Share

       (b) Reports on Form 8-K. The company filed a Current Report on Form 8-K dated October 11, 1995 reporting, under Item 5 of such form, the execution of an Agreement and Plan of Merger with Real Estate Investment Trust of California. The transactions contemplated by the Agreement and Plan of Merger are subject to completion of various terms and conditions, including approval by the shareholders of both companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BRE PROPERTIES, INC.
                                                             (Registrant)



Date  December 11, 1995         /s/  Howard E. Mason, Jr.
      ---------------------     ---------------------------
                                Howard E. Mason, Jr.
                                Senior Vice President, Finance


Date  December 11, 1995         /s/  Ellen G. Breslauer
      ---------------------     ---------------------------
                                Ellen G. Breslauer
                                Secretary and Treasurer

                                 EXHIBIT INDEX


Number                      Description
------                      -----------
10.1                        Amended and Restated Non-Employee Director Stock
                            Option Plan dated October 2, 1995

11                          Computation of Earnings per Share