Form 10-Q
period 1996-01-31
BRE PROPERTIES INC
filed 1996-03-14
CIK 9677

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1996
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305

                              BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                            94-1722214
--------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S Employer
 incorporation or organization)                           Identification No.)

   One Montgomery Street
   Telesis Tower, Suite 2500
   San Francisco, CA                                         94104-5525
-----------------------------                               ------------
(Address of principal office)                                (Zip Code)

Registrant's telephone number,
including area code                                        (415) 445-6530

                                  Inapplicable
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X         No
                                      --------       --------
Number of shares of Class A common stock
      outstanding as of January 31, 1996                       10,970,865
                                                               ----------

PART I   FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
         --------------------
BRE PROPERTIES, INC.
BALANCE SHEETS (Dollar amounts in thousands) (unaudited)
--------------------------------------------------------------------------------


                                                                              January 31, 1996      July 31, 1995
                                                                             ------------------    ---------------
ASSETS
Equity  investments in real estate                                                   $370,242           $377,175
    Less: Accumulated depreciation and amortization                                   (48,690)           (47,811)
                                                                             ------------------    ---------------
                                                                                      321,552            329,364
Investments in limited partnerships                                                     1,154              1,181
                                                                             ------------------    ---------------
    Real estate portfolio                                                             322,706            330,545
Mortgage loans                                                                          6,952              7,409
Allowance for possible losses                                                          (1,250)            (1,250)
                                                                             ------------------    ---------------
                                                                                      328,408            336,704
Cash and short-term investments                                                        14,736              4,462
Funds in escrow for tax-deferred exchange                                               3,854
Other assets                                                                            9,490              6,720
                                                                             ------------------    ---------------
     Total assets                                                                    $356,488           $347,886
                                                                             ------------------    ---------------
                                                                             ------------------    ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                                              $   3,494           $  4,116
Mortgage loans payable                                                                112,176            100,828
                                                                             ------------------    ---------------
     Total liabilities                                                                115,670            104,944
                                                                             ------------------    ---------------

Shareholders' equity
Class A common stock, $0.01 par value, 50,000,000
 shares authorized. Shares issued and outstanding
 10,970,865 at January 31, 1996 and 10,962,065 at
 July 31, 1995                                                                            109                109
Additional paid-in capital                                                            212,246            212,127
Undistributed net realized gain on sales of properties                                 28,463             30,706
                                                                             ------------------    ---------------
     Total shareholders' equity                                                       240,818            242,942
                                                                             ------------------    ---------------
     Total liabilities and shareholders' equity                                      $356,488           $347,886
                                                                             ------------------    ---------------
                                                                             ------------------    ---------------


See notes to financial statements.

BRE PROPERTIES, INC.
STATEMENTS OF INCOME (unaudited)
(Amounts in thousands, except in per share data)
--------------------------------------------------------------------------------


                                                       For the Three         For the Six Months
                                                       Months Ended                Ended
                                                        January 31               January 31
                                                   -------------------      ---------------------
                                                     1996         1995        1996          1995
                                                     ----         ----        ----          ----
REVENUE
Rental Income                                       $16,221     $15,209      $32,305      $29,319
Interest on short-term investments                      266         112          405          354
Interest income on mortgage loans                       204         165          413          303
Interest from limited partnerships                      173         149          313          231
Other income                                            215         156          358          273
                                                    -------     -------      -------      -------
        Total Revenue                                17,079      15,791       33,794       30,480
                                                    -------     -------      -------      -------


EXPENSES
Real Estate expenses                                  5,485       5,283       11,322       10,050
Provision for depreciation and
  amortization                                        1,960       1,955        3,947        3,740
Interest expense                                      2,197       1,889        4,273        3,340
General and administrative                              858         722        1,773        1,951
                                                    -------     -------      -------      -------
        Total expenses                               10,500       9,849       21,315       19,081
                                                    -------     -------      -------      -------


Income before gain on sales of investments            6,579       5,942       12,479       11,399
Gain (loss) on sales of investments                               1,389         (899)       1,389
  Less:  Related advisory fee                                      (139)                     (139)
                                                    -------     -------      -------      -------
     Net gain (loss)on sales of investments                       1,250         (899)       1,250
                                                    -------     -------      -------      -------
NET INCOME                                          $ 6,579     $ 7,192      $11,580      $12,649
                                                    -------     -------      -------      -------
                                                    -------     -------      -------      -------

Income per  share
  Primary
     Income before gain on
        sales of investments                           $.60        $.55        $1.13        $1.05
     Net gain on sales of investments                               .11         (.08)         .11
                                                    -------     -------      -------      -------
     Net income                                        $.60        $.66        $1.05        $1.16
                                                    -------     -------      -------      -------
                                                    -------     -------      -------      -------

Dividends declared                                     $.63        $.63        $1.26        $1.23
                                                    -------     -------      -------      -------
                                                    -------     -------      -------      -------


Weighted shares outstanding                          10,997      10,934       10,996       10,933
                                                    -------     -------      -------      -------
                                                    -------     -------      -------      -------

See notes to financial statements.


BRE PROPERTIES, INC.
--------------------------------------------------------------------------------



STATEMENT OF CASH FLOWS    (Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------
                                                                            For the Six Months Ended Jan. 31
                                                                            --------------------------------
                                                                                1996                    1995
                                                                                ----                    ----
Cash flows from operating activities:
Net income                                                                   $11,580                 $12,649
Non-cash revenues and expenses included in income:
          Provision for depreciation and amortization                          3,947                   3,740
          Loss on sales of investments                                           899
          Net gain on tax-deferred exchanges                                                          (1,250)
Decrease (increase) in other assets                                             (476)                  1,325
Increase (decrease) in accounts payable and other liabilities                   (622)                    229
Other (increase) decrease                                                        (17)                   (219)
                                                                            --------                --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                                  15,311                  16,474
                                                                            --------                --------
Cash flows from investing activities:
Equity investments:
     Apartments purchased                                                                            (18,041)
     Cash invested in apartments acquired through tax
           deferred exchange                                                    (108)
    Option payments on apartments being developed                               (840)
    Capitalized costs of proposed merger                                      (1,454)
    Apartment expansion                                                                               (1,687)
    Improvements to apartments                                                  (207)                   (144)
    Space preparation and tenant improvements:
          Shopping centers                                                      (520)                 (1,891)
          Light industrial and warehouse                                          (9)                   (721)
     Funds in escrow for tax-deferred exchange                                 3,854
Advances on mortgage loans receivable                                                                 (1,500)
Repayments on mortgage loans receivable                                          457                     120
                                                                            --------                --------
NET CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES                     1,173                 (23,864)
                                                                            --------                --------
Cash flows from financing activities:
Mortgage loans payable:
        New mortgage loans                                                    12,000
        Principal payments                                                      (652)                   (579)
Proceeds from grants of restricted shares and
        exercises of stock options                                               119                     279
Dividends paid                                                               (13,823)                (13,110)
                                                                            --------                --------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                                   (2,356)                (13,410)
                                                                            --------                --------
Increase (decrease) in cash and short-term investments                        14,128                 (20,800)
Balance at beginning of year                                                   4,462                  28,938
                                                                            --------                --------
        Balance at end of period                                             $18,590                $  8,138
                                                                            --------                --------
                                                                            --------                --------


BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
January 31, 1996

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

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation of the 1996 financial statements.

NOTE B - NET INCOME PER SHARE
-----------------------------

Primary net income per share is based upon the average weighted number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

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

NOTE D - COMMITMENTS
--------------------

BRE has entered into a development and option agreement with Picerne Development Corporation (Picerne), an Arizona corporation, which is a wholly owned subsidiary of Picerne Investment Corporation, a privately held apartment developer headquartered in Rhode Island. Picerne is developing Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through two loans to Picerne made by Wells Fargo Bank. The amounts available under the two loans are $4,226,000 (standing loan) and $19,125,000 (construction loan), for a total of $23,351,000. As of January 31, 1996, $13,646,000 was outstanding under the loans. BRE has guaranteed repayment of the loans and has the right to acquire the property at or before completion of construction, which is currently expected in mid-1996.

BRE has made, or is committed to make, monthly option payments to Picerne as follows:



(DOLLAR AMOUNTS IN THOUSANDS)
December 94                                                  $220

February 95 - July 95                   $60 x 6 months        360

August 95 - December 95                 160 x 5 months        800

January 96 - March 96                   100 x 3 months        300

April 96 - May 96                        20 x 2 month          40
                                                           ------
      Estimated total option payments                      $1,720
                                                           ------
                                                           ------


BRE's estimated total cost for the property, including interest expense and marketing expenses during construction, is $24,280,000.

In addition, BRE has committed to purchase Phase II of Newport Landing Apartments, in Glendale, Arizona. BRE purchased the adjacent 240-unit Phase I in September 1995, for $9,235,000. Phase II, also planned for 240 units, is currently being developed, with construction expected to be completed mid-1996. Picerne, which developed Phase I, is also developing Phase II for BRE. The cost for Phase II is projected to be $12,940,000.

The company has also committed to purchase an apartment complex with 266 units under construction near Portland, Oregon at a price of $16,410,000. Construction is underway, with completion expected in the spring of 1996. BRE will purchase the property following its completion in accordance with plans and specifications.

In addition, BRE has committed to purchase Sycamore Valley Apartments, 440 units located in Fountain Valley, California at a price of $23,593,000. Previously known as the Shakewood Apartments, BRE owned the land under the improvements until 1991, when BRE sold the land to the current owners, who own both the land and the improvements. The owners are a public limited partnership, with approximately 1,500 investors, whose approval is required for the sale of the property to BRE. Such approval is anticipated by late March 1996.

BRE has also committed to purchase Candlewood North Apartments, 189 units located in Northridge, California at a price of $10,600,000. The property, originally constructed in 1964, was fully rebuilt following the 1994 earthquake. The purchase is expected to be completed on February 29, 1996.

The summary of total commitments outstanding is as follows:



                                                          Dollar Amounts in
                                    Units                     thousands
                                    -----                     ---------
Arcadia Cove                         432                       $24,280
Newport Landing II                   240                        12,940
Apartment complex,
 Portland, Oregon                    266                        16,410
Sycamore Valley                      440                        23,593
Candlewood North                     189                        10,600
                                 -------                       -------
                                   1,567                       $87,823
                                 -------                       -------
                                 -------                       -------


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

NOTE F - SUBSEQUENT EVENTS
--------------------------

On February 26, 1996, the Directors declared a dividend of $.63 per share, payable March 28, 1996 to shareholders of record March 8, 1996.

In addition, pursuant to the Merger Agreement, on February 26, 1996, the Directors declared a special dividend of $.049 per share, payable March 28, 1996, to shareholders of record March 14, 1996. The special dividend will be paid only if the Merger with REIT-Cal is completed. The Merger is expected to close on March 15, 1996.

As discussed in Note D, BRE acquired the 189 unit Candlewood North Apartments in Northridge, California for $10,600,000 on February 29, 1996. In the purchase, BRE used the proceeds from the recent sale of a light industrial property as part of a tax-deferred exchange transaction.

On March 12, 1996, shareholders of BRE and REIT-Cal approved the Merger of the two companies. The Merger, in which BRE Properties will be the surviving entity, is expected to close on March 15, 1996.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

January 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $14,736,000 at January 31, 1996, up from $4,462,000 at July 31, 1995. In addition to the $14,736,000 in cash and short-term investments, $3,854,000 was in escrow for completion of a tax-deferred exchange.

During the six months ended January 31, 1996, BRE borrowed, on a non-recourse basis, $12,000,000 secured by the Verandas Apartments in Union City, California. The loan has a 10-year term, with amortization based on 30 years, and a fixed interest rate of 7.3%. The balloon payment at maturity is $10,372,000. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lender, refinance the property with another lender or sell assets to repay the balloon amounts.

Also during the first six months of fiscal 1996, BRE completed the tax-deferred exchange of the vacant Pomona Warehouse property in Pomona, California for the 240-unit Phase I of Newport Landing Apartments in Glendale, Arizona. The loss on the disposition of the Pomona Warehouse was $93,000.

In addition, $3,854,000 has been placed in escrow from the proceeds from disposition of the vacant Irvine Spectrum property in Irvine, California. The proceeds were invested on a tax-deferred basis in Candlewood North Apartments. The loss on the disposition of the Irvine Spectrum Property was $819,000.

An additional $520,000 was invested during the quarter ended January 31, 1996 in tenant improvements at shopping centers.

Cash commitments at January 31, 1996 include the March 28, 1996 dividend payment of approximately $6,912,000 and a special dividend of approximately $538,000 that will be paid if the merger is consumated, as described in Note E of the notes to Financial Statements.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE has committed a total of $87,823,000 for the purchase of five apartment communities. One of these apartment communities, Candlewood North, was purchased on February 29, 1996 for $10,600,000 with cash and proceeds from a tax-deferred exchange. The remaining acquisitions may be funded through a combination of tax-deferred exchanges, cash and borrowings.

BRE has announced an agreement to sell 47 acres of land under a large apartment complex in Daly City, California to the owner of the improvements for a cash purchase price of $58 million. The sale is subject to certain contingencies, including a five-month due diligence period during which the purchaser may review the property, seek to arrange financing and, at the purchaser's election without penalty, terminate the purchase agreement. Assuming satisfaction of closing conditions, the purchase agreement contemplates a closing of the sale between June 14 and September 14, 1996, with the sale intended to be treated by BRE as a series of tax-deferred exchanges into apartment properties. BRE's basis in the land for both book and tax purposes is $7.4 million; accordingly, the company would realize a one-time non-recurring gain on sale of $50.6 million.

In addition to cash and short-term investments, the company has available a bank line of credit totaling $15,000,000. There were no borrowings under the line of credit at January 31, 1996. The company expects to increase its bank lines of credit. The company also expects to use a portion of the lines of credit to fund the cash portion of the purchase price for the apartment acquisitions described above.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended January 31, 1996 was $6,579,000 ($.60 per share) and $11,580,000 ($1.05 per share), compared to $7,192,000 ($.66 per share) and $12,649,000 ($1.16 per share) for the same quarter and six months last year. Included in the January 31, 1996 six months results were net losses on sales of investments of $899,000 ($.08 per share), compared to net gains on sales of investments of $1,250,000 ($.11 per share) for both the quarter and six months ended January 31, 1995.

Funds from operations totaled $8,539,000 and $16,426,000 for the quarter and six months ended January 31, 1996, up 8% and 9% from the same periods last year. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the company's operating performance.

At January 31, 1996, overall occupancy levels by class of property were as follows:



PROPERTY TYPE                      OVERALL OCCUPANCY
----------------------------------------------------

Apartments                               95%
Shopping centers                         94
Other                                    97
                                         --
     WEIGHTED AVERAGE                    95%
                                         ---
                                         ---


The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.


REVENUE

Rental income, comprising approximately 96% of total revenue, rose 7% for the quarter and 10% for the six months ended January 31, 1996 from the comparable periods last year. Apartments acquired since August 1, 1994 (and therefore owned less than two years) generated gross rents of $2,353,000 and $4,538,000 for the quarter and six months, up from $1,602,000 and $2,048,000 for the comparable periods last year. Apartments owned for two or more years contributed $283,000 and $781,000, respectively, in higher revenue (up 3% and 4%, respectively).


EXPENSES

Operating expenses of equity investments increased 4% and 13% for the quarter and six months ended January 31, 1996 from the year earlier periods, primarily due to expenses on the new apartment acquisitions.

General and administrative expenses were $858,000 for the quarter ended January 31,1996, up from $722,000 for the comparable quarter last year. For the six months ended January 31, 1996, general and administrative expenses were $1,773,000, down from $1,951,000 for the period last year, which had included $437,000 in legal costs of which $363,000 were substantially recovered from insurance carriers. Excluding this litigation-related expense, general and administrative expenses rose for the quarter and six months ended January 31, 1996 as a result of higher salaries and employee benefits due to a larger staff to accommodate growth.

Commencing August 1, 1995, BRE began allocating a portion of its salaries, employee benefits and other personnel costs to the real estate expense of the properties in the portfolio. While this reclassification does not change the company's net income or funds from operations, such an allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide a better matching of the revenue generated by the properties and the expenses required to generate that revenue. The amounts reclassified from general and administrative expenses to real estate expenses under this allocation method were $400,000 and $799,000 for the quarter and six months ended January 31, 1996 respectively.

As more fully discussed in Note E of Notes to Financial Statements, on October 11, 1995, BRE entered into the Merger Agreement with REIT-Cal. Through January 31,1996, BRE has paid investment banking, legal, accounting and other costs related to the Merger aggregating $1,454,000. This amount has been capitalized in anticipation of the Merger. Included in the $1,454,000 is $222,000 which had originally been expensed during the fiscal year ended July 31, 1995. This $222,000 was credited against general and administrative expenses during the quarter ended October 31, 1995.

Interest expense was up $308,000 and $933,000 from the comparable quarter and six months last year. This increase reflected new mortgage loans, assumed since August 1,1994, on Camino Seco Village, Colonia del Rio, Fountain Plaza, Hacienda del Rio, Oracle Village, SpringHill and Verandas Apartments. The principal of these loans totaled approximately $27,939,000.

GAIN (LOSS) ON SALES

No gain on sales of investments was recorded during the quarter ended January 31, 1996. The company has recorded in its financial statements gains totaling $62,307,000 which have been deferred for tax purposes since the company's 1970 inception through January 31, 1996.

The losses on the previously discussed sales of Pomona Warehouse and Irvine Spectrum aggregated $912,000 for the six months ended January 31, 1996. Offsetting the losses was the $13,000 increase in the reported gain on Marymoor Warehouse, sold in November 1994.

DIVIDENDS


The $.63 per share dividend for the quarter ended January 31, 1996 was approximately 81% of funds from operations. The dividend exceeded reportable net income.

The special dividend of $.049 per share, payable March 28, 1996 to shareholders of record March 14, 1996, was approximately 6% of funds from operations for the second quarter. The special dividend will be paid only if the merger with REIT-Cal described above is completed which is expected on March 15, 1996.

BRE PROPERTIES, INC.

PART II - OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

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

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)







DATE     MARCH 14, 1996                  /S/ HOWARD E. MASON, JR.
                                         ------------------------
                                          Howard E. Mason, Jr.
                                          Senior Vice President, Finance
                                          and Assistant Secretary